Form 10-K
period 2025-12-31
Revium Rx.
filed 2026-03-31
CIK 1839140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-284934

Commission file number

REVIUM Rx.
(Exact name of registrant as specified in its charter)

Nevada	84-4516676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Azrieli Business Center89 Medinat Hayehudim Herzliya, Israel	10017
(Address of principal executive offices)	(Zip Code)

1 800 519-1687

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001, par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $14.3 million as of June 30, 2025, based upon the closing stock price $0.50 per share reported for such date.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding March 30, 2026
Common Stock, $0.001 par value per share	61,321,100 shares

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can be based only on facts and factors of which we are currently aware. Consequently, forward-looking statements are inherently subject to risks and uncertainties. Actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.

Forward-looking statements can be identified by the use of forward-looking words such as “may,” “will,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions. These statements include, but are not limited to, statements under the captions “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation” and “Description of Business,” as well as other sections in this report. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. You should be aware that, as a result of any of these factors materializing, the trading price of our common stock may decline. These factors include, but are not limited to, the following:

●	the availability and adequacy of capital to support and grow our business;

●	economic, competitive, business and other conditions in our local and regional markets;

●	actions taken or not taken by others, including competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	competition in our industry;

●	changes in our business and growth strategy, capital improvements or development plans;

●	the availability of additional capital to support research and development, and clinical trials; and

●	other factors discussed elsewhere in this annual report.

The cautionary statements made in this annual report are intended to be applicable to all related forward-looking statements wherever they may appear in this report.

We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

All references in this Form 10-K that refer to the “Company”, “Revium”, “we,” “us” or “our” refer to Revium Rx. and its consolidated subsidiaries.

i

GLOSSARY OF TECHNICAL TERMS USED

 The following are the meanings to be ascribed to technical terms used throughout the prospectus.

 “Antimicrobial Resistance (AMR)” is the ability of microorganisms (bacteria, viruses, fungi, and parasites) to resist the effects of medications that once could successfully treat them, leading to reduced treatment efficacy and increased health risks.

“Angiotensin II Type 1 Receptor (AT1)” refers to a receptor involved in the renin-angiotensin system that regulates blood pressure and fluid balance; it also plays a role in tumor biology and fibrosis.

 “Ceramide Carbamoyl Spermine (CCS)” is a synthetic cationic lipid composed of a ceramide backbone linked to a spermine-derived polyamine. CCS is used in advanced drug delivery systems, particularly liposomal and nanoparticle formulations, for its ability to enhance cellular uptake and facilitate endosomal escape. Its structure enables strong interaction with negatively charged cell membranes, making it especially effective for delivering nucleic acids and other therapeutic payloads into target cells.

 “BSL-3 (Biosafety Level 3)” is a classification for laboratories that handle pathogens which can cause serious or potentially lethal disease through inhalation.

“BALB/c mice” is one of the most widely used inbred strains of laboratory mice in biomedical research, particularly in immunology and cancer studies. An “inbred strain” means that mice have been bred through more than 20 generations of brother-sister mating, resulting in a genetically homogeneous population where every individual is virtually identical. This genetic uniformity makes BALB/c mice a predictable and reliable model for scientific experiments.

“Drug-Resistant Neisseria gonorrhoeae” is a common sexually transmitted infection caused by Neisseria gonorrhoeae, has become increasingly resistant to nearly all antibiotics previously used to treat it. Certain strains now show resistance to extended-spectrum cephalosporins, the last remaining recommended treatment, raising urgent public health concerns over the potential for untreatable infections.

“Excipients are inactive substances included in drug formulations to aid in the manufacturing process, drug stability, or delivery, without exerting therapeutic effects.

“Extracellular Matrix (ECM) means a network of proteins and polysaccharides outside cells that provides structural and biochemical support, especially important in tissue integrity and tumor progression.

“HPCD Formulation (Hydroxypropyl-β-Cyclodextrin Formulation) represents a formulation that uses hydroxypropyl-β-cyclodextrin (HPCD), a modified cyclodextrin molecule, to enhance the solubility, stability, and bioavailability of poorly water-soluble drugs. HPCD encapsulates the active pharmaceutical ingredient within its hydrophobic cavity, improving its dissolution and systemic absorption while minimizing irritation and toxicity. It is widely used in injectable, oral, and topical drug delivery systems.

“Hydroxypropyl-Beta-Cyclodextrin (HPCD) is a water-soluble derivative of cyclodextrin used to improve the solubility and stability of poorly water-soluble drugs.

“Isolates” are Specific strains of microorganisms (such as bacteria or fungi) that have been cultured and identified, often used in susceptibility testing.

“MRSA (Methicillin-Resistant Staphylococcus aureus)” is a type of Staphylococcus aureus bacteria that has developed resistance to methicillin and related antibiotics, making it harder to treat. It can cause a range of infections—from minor skin issues to serious bloodstream, lung, or surgical site infections. It is commonly acquired in hospitals or community settings.

ii

“MICs (Minimum Inhibitory Concentrations)” are the lowest concentration of an antimicrobial agent that inhibits visible growth of a microorganism, used to assess bacterial susceptibility.

“MRSA (Methicillin-Resistant Staphylococcus aureus)” represents a type of bacteria resistant to many antibiotics, including methicillin, commonly associated with healthcare- and community-acquired infections.

“Nano-Liposomal Particles (NLP)-based medicines” are specialized nano-scale lipid vesicles engineered to encapsulate therapeutic agents, enhancing their stability, bioavailability, and targeted delivery to specific tissues or cells.

“Nano-medicines” refer to pharmaceutical formulations designed at the nanoscale (typically 1 to 100 nanometers) intended to improve drug delivery, increase therapeutic effectiveness, and reduce adverse effects.

“Neutropenic Lung Infection is lung infection occurring in individuals with neutropenia (abnormally low levels of neutrophils), commonly seen in immunocompromised patients such as those undergoing chemotherapy.

“PEGylated nano-liposomes” are nano-liposomes modified with polyethylene glycol (PEG), a polymer used to improve circulation time in the bloodstream, reduce immunogenicity, and enhance drug accumulation in target tissues.

“Phagocytic Cells” are Immune cells (such as macrophages and neutrophils) that engulf and digest pathogens and cellular debris.

“Pharmacokinetics” is the study of how a drug is absorbed, distributed, metabolized, and eliminated by the body over time.

“Pharmacokinetic Profile” is a characterization of the drug’s behavior in the body over time, typically including data on absorption, peak concentration, half-life, metabolism, and excretion.

“PEGylated Liposomal Delivery” A drug delivery system in which the active compound is encapsulated in liposomes (spherical lipid-based carriers) that are coated with polyethylene glycol (PEG). PEGylation increases the circulation time of the liposomes in the bloodstream by reducing immune system recognition and clearance, thereby enhancing drug stability, bioavailability, and targeted delivery to diseased tissues such as tumors or infection sites.

“Reticuloendothelial System (RES) represents a network of immune cells, primarily in the liver, spleen, and lymph nodes, that filters pathogens and foreign particles from the blood, often responsible for clearing nanoparticles and liposomal drugs.

“Priority Review Voucher (PRV/RPV)” A transferable certificate may be awarded by the FDA to sponsors that develops drugs for neglected rare diseases, rare pediatric diseases, or medical countermeasures. If granted upon approval, the voucher entitles the holder to an expedited 6-month priority review (compared to the standard ten months) for a future, unrelated drug application.

“Spike protein” refers to the “spikes” on the surface of the coronaviruses membranes that enables viral entry by binding a host receptor. They latch onto human or animal cells (like a key fitting a lock) so the virus can get inside. Many COVID-19 vaccines train the immune system to recognize and block this spike.

“Tumor Microenvironment (TME)” are the complex environment surrounding a tumor, including blood vessels, immune cells, fibroblasts, signaling molecules, and the extracellular matrix, all of which influence tumor growth and drug response.

“VRE (Vancomycin-Resistant Enterococcus)” refers to strains of Enterococcus bacteria that are resistant to vancomycin, an antibiotic often used as a last resort for treating severe infections. VRE typically affects hospitalized patients, particularly those with weakened immune systems, and can lead to infections in the urinary tract, bloodstream, or wounds.

iii

PART I

Item 1. Business.

Overview

We are a pre-clinical stage biopharmaceutical company focused on the development and eventual commercialization of innovative and proprietary nanoparticle-based therapies. We focus on creating smarter, more targeted treatments that improve how medicines work in the body, with the goal of increasing effectiveness while reducing side effects. We are developing unique lipid-based platforms for a variety of potential uses, including areas with high unmet-needs such as antimicrobial resistance and solid tumors.

Our work is inspired by Prof. Barenholz, one of the world’s leaders in this field and one of the original innovators in nano-medicine and liposomal drug delivery. His decades of research have shaped some of today’s most important cancer treatments like Doxil®. At Revium Rx, we’re taking this legacy further, using our technology to develop next-generation therapies to help meet some of the most urgent medical needs.

Our programs are focused on infectious diseases, including antibiotic-resistant infections, solid tumors and a novel approach to vaccination. We leverage advanced lipid-based delivery systems with the aim of enhancing the safety, efficacy, and clinical utility of established therapeutics, while also exploring potential new uses for existing compounds. Our proprietary technology builds on principles demonstrated by liposomal drug delivery products such as Doxil®, the first FDA-approved nanomedicine. By encapsulating potent therapeutics in our lipid-based particles, our approach is intended to enable controlled release, improve biodistribution to diseased tissues, and extend systemic circulation time. These pharmacokinetic and pharmacodynamic enhancements may collectively improve the therapeutic index by increasing efficacy at the site of disease while potentially reducing systemic exposure and associated toxicities. Planned clinical trials are designed to evaluate whether this approach can expand treatment options for conditions with significant unmet medical need, including antimicrobial resistance and solid tumor.

Our core business strategy combines disciplined product candidate development with strategic deployment of internal expertise and effective use of external resources. We leverage our experienced executive management team and our established networks throughout the biopharmaceutical industry to identify and develop product candidates that we believe can provide superior clinical benefits to patients living with life-threatening conditions.

Nanoparticle-based therapies involve using tiny particles (nanoparticles) to deliver drugs or other therapeutic agents to specific locations in the body, often with the goal of enhancing treatment effectiveness and minimizing side effects. These nanoparticles, typically ranging from 1 to 1000 nanometers in size, can be engineered to encapsulate various therapeutic agents, including proteins, nucleic acids, or small molecule drugs. Compared to conventional drugs, nanoparticle-based drug delivery has specific advantages, such as improved stability and biocompatibility, enhanced permeability and retention effect, and improved targeting to diseased tissues such as tumors or sites of infection.

While the abovementioned attributes have been observed in preclinical models, there can be no assurance that they will be replicated in clinical studies or translate into meaningful patient outcomes. Our product candidates are in early stages of development and have not yet been clinically tested in the United States or elsewhere.

Corporate History and Recent Developments

Revium Rx was incorporated on January 24, 1997 as a Delaware corporation under the name “Fun Cosmetic, Inc.”  On August 29, 2005, it changed its name to Grand Canal Entertainment, Inc. On October 14, 2008, the Company merged with OC Beverage, Inc. a Nevada corporation, a manufacturer of beverages, and on October 31, 2008 it subsequently changed its name to OC Beverages, Inc. It ceased operations as a manufacturer of beverages in 2010. On June 22, 2020, the Company formed a wholly owned Israeli subsidiary called Revium Recovery Ltd. On December 4, 2020, the Company changed its name to Revium Recovery Inc.

On December 17, 2024, the Company completed the redomicile from the State of Delaware to the State of Nevada by conversion (the “Reincorporation”), pursuant to the Plan of Conversion dated December 16, 2024. As a result of the Reincorporation, the Company ceased its business existence as a Delaware corporation and continued its business existence as a Nevada corporation under the name “Revium Rx” succeeding all our rights, assets, liabilities and obligations, except that our affairs ceased to be governed by the Delaware General Corporation Law, the Certificate of Incorporation, as amended, and became subject to the Nevada Revised Statutes, Articles of Incorporation and our new bylaws. The Reincorporation did not change the number of the authorized shares of the Company, its par value, or its issued and outstanding shares.

Share Exchange Agreement

On July 23, 2024, we consummated the share exchange transaction (the “Share Exchange”) contemplated by the Stock Exchange Agreement, dated November 14, 2023 (the “Share Exchange Agreement”), by and among the Company, LipoVation Ltd., a company organized under the laws of the State of Israel (“LipoVation”), and all shareholders of LipoVation (the “LipoVation Shareholders”). As a result of the consummation of the Share Exchange, LipoVation became a wholly owned subsidiary of the Company. At such date, the shareholders of LipoVation contributed all of their shareholdings in LipoVation in exchange for 23,171,642 shares of the Company’s Common Stock (the “Exchange Shares”) with each LipoVation Shareholder receiving a pro rata portion of the Exchange Shares based on their ownership in LipoVation. The Exchange Shares represented approximately 40% of the issued and outstanding shares of the Company’s Common Stock immediately upon the closing of the Share Exchange.

As a result of the Share Exchange, the Company acquired the business of LipoVation, which became the primary business of the Company. Through LipoVation, the Company is dedicated to developing novel nano-medicines to deliver advanced treatment solutions for diseases with limited or no effective medical options. Pursuant to the license and research agreements with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”), executed on November 24, 2022, as amended on October 25, 2023 (the “Yissum License Agreements”), LipoVation has exclusive license rights to develop and market a novel technology related to Nano-Liposomal Particles (NLP)-based medicines including: (i) novel formulation of a potent antibiotic which shows promise in combating several life-threatening antibiotic-resistant bacteria which currently have no available treatment, (ii) potent adjunct to improve cancer treatment outcomes and (iii) novel immunization approach based on Liposomal Protein-Loaded Technology (LPLT).

Prior to the closing of the Share Exchange, the Company had been developing clinical decision-making support system (DMSS) in the field of mental health, including novel diagnostics algorithm and treatment monitoring tools allowing for integrative care and evidence-based addiction treatment.  After the closing of the Share Exchange with LipoVation, the Company discontinued its prior activities and efforts with respect to the development and activation of the DMSS and focused its business operations primarily on the acquired LipoVation’s business, specifically on developing and marketing a range of novel NLP-based medicines to combat several life-threatening diseases which have no efficient treatment today.

Technology and Industry Overview

Market Opportunities

Nanoparticles-based therapies, also referred to as nanomedicines or nano delivery systems, are employed to serve as means of diagnostic tools or to deliver therapeutic agents to specific targeted sites in a controlled manner. Nanotechnology offers multiple benefits in treating chronic human diseases by site-specific, and target-oriented delivery of precise medicines. These systems enable site-specific, controlled delivery of pharmaceutical agents, including chemotherapeutic, biological, and immunotherapeutic compounds, with what we believe to be improved safety and efficacy profiles.

Liposomal and lipid-based nanoparticles are designed to improve the therapeutic index of both novel and existing drugs by modifying pharmacokinetics, enhancing absorption, reducing metabolism, extending biological half-life, and reducing toxicity [2]. These nanostructures circulate in the bloodstream for extended periods and enable controlled drug release, thereby minimizing plasma fluctuations and associated adverse effects. Due to their nanoscale size and their prolonged circulation in blood, they can potentially accumulate in tumors or inflamed tissues via the enhanced permeability and retention (EPR) effect and improve cellular uptake. Studies have shown that nanoparticles (<200 nm) achieve greater cellular internalization than microparticles (>1 µm), allowing for improved targeting while reducing off-target toxicity [2&3].

The advantages of liposomes as drug carriers are well recognized. Over 20 liposomal and lipid-based formulations have received approval from the FDA and EMA, with many others in clinical and preclinical development stages [4]. One of the earliest and most significant approvals in nanomedicine was Doxil™, a liposomal formulation of doxorubicin co-invented by Prof. Barenholz and the first FDA-approved nanodrug.

More recently, lipid nanoparticles (LNPs) have emerged as the leading non-viral delivery systems for nucleic acid-based therapeutics, including RNA interference (RNAi) and in vitro transcribed (IVT) mRNA. Their role was central in the development and success of mRNA vaccines during the COVID-19 pandemic. These include:

●	Pfizer-BioNTech (Comirnaty): Used LNPs to encapsulate and deliver mRNA encoding the SARS-CoV-2 spike protein [5].

●	Moderna (Spikevax): Similarly relied on LNP technology for mRNA stabilization and delivery [6].

●	Arcturus: Developed an mRNA vaccine platform using LNPs, demonstrating the broader trend toward LNP adoption in mRNA vaccine development [7].

The demonstrated success of using LNPs as efficient drug delivery means in COVID-19 vaccines has fueled expanded research into their application in gene therapy, oncology, and other infectious diseases [8].

Our proprietary technology builds on the same principles that made Doxil®, the first FDA-approved Nanomedicine using liposomal drug delivery, a success. We intend to apply these principles to treat infectious diseases and cancer by encapsulating potent therapeutics in proven lipid-based particles, such as those used in Doxil®. By encapsulating potent therapeutics, our approach is intended to enable controlled release, improve biodistribution to the affected tissues, and extend systemic circulation time. These enhancements may collectively improve the therapeutic index by increasing efficacy while potentially reducing systemic exposure and associated toxicities. However, there can be no assurance that features will be replicated in clinical studies or translate into meaningful patient outcomes.

References

1.	De Villiers MM, Aramwit P, Kwon GS. Nanotechnology in Drug Delivery. Springer, 2008.

2.	Allen TM, Cullis PR. Liposomal drug delivery systems: From concept to clinical applications. Advanced Drug Delivery Revew. 2013;65(1):36–48.

3.	He Q, Zhang Z, Gao F, Li Y, Shi J. In vivo biodistribution and urinary excretion of mesoporous silica nanoparticles: Effects of particle size and PEGylation. Small. 2011;7(2):271–280.

4.	Sercombe L, Veerati T, Moheimani F, Wu SY, Sood AK, Hua S. Advances and challenges of liposome assisted drug delivery. Frontiers in Pharmacology. 2015;6:286.

5.	EMA Assessment Report – Comirnaty (BioNTech/Pfizer). EMA/707383/2020.

6.	Baden LR, El Sahly HM, Essink B, et al. Efficacy and safety of the mRNA-1273 SARS-CoV-2 vaccine. N The New England Journal of Medicine. 2021;384:403–416.

7.	Arcturus Therapeutics Press Releases, 2020–2021.

8.	Hou X, Zaks T, Langer R, Dong Y. Lipid nanoparticles for mRNA delivery. Nature Reviews Materials. 2021;6:1078–1094.

Product Pipeline in Development

Through LipoVation, our operating subsidiary which we acquired in July 2024, we are developing programs in infectious diseases, oncology and vaccination.

We intend to use tiny, specially designed fat-based particles called liposomes to carry powerful medicines directly to where they’re needed in the body. We believe that this method is one of the more advanced ways to deliver medicine and allows the drugs to stay in the bloodstream longer, reach their target more precisely, and release their effects in a controlled way. We believe that this approach is designed to improve drug delivery and treatment outcomes, subject to validation in clinical studies. At Revium Rx, we’re leveraging these features to target diseased tissues, including tumors and infected areas, thereby minimizing effects on healthy cells.

We are developing a portfolio of lipid based and Nano-Liposomal Particle NLP-based pharmaceutical candidates and plan to complete the development and commercialization of a series of medical technologies comprised of:

●	A nanoparticle-based formulation of mupirocin, a well-known and potent antibiotic which is currently limited to topical use due to its instability in blood when administered systemically. Our novel Nano-Mupirocin formulation, supported by both in vitro and in vivo animal studies, has demonstrated promising potential for the treatment of severe, life-threatening infections caused by antibiotic-resistant bacteria, including Methicillin-Resistant Staphylococcus aureus (MRSA), Vancomycin-Resistant Enterococci (VRE), and resistant Neisseria gonorrhoeae. If approved, the novel proprietary formulation of nano-mupirocin is intended to be administered systemically, providing extended presence in the bloodstream and enhanced delivery of mupirocin to inflamed areas of the body.

●	A novel combination therapy designed to enhance the efficacy of existing cancer treatments: our novel nanoparticle-based formulation of angiotensin receptor blockers (ARB), Nano-Candesartan, our second product candidate is being developed for intravenous administration, and is intended to improve treatment outcomes when used in combination with established anticancer therapies, with an initial focus on pancreatic cancer indication.

●	Liposomal Protein-Loaded Technology (LPLT), which is currently in early-stage development, represents a novel approach to immunization through innovative nanoparticle-based vaccines. We are currently awaiting the finalization of a SARS-CoV-2 challenge study involving 114 ACE2-transgenic mice by Prof. Barenholz and his team. It is expected to resume in Q4 2025 and conclude in the second quarter of 2026. We have an exclusive license to these liposomal based vaccines and know-how, including potential applications other than SARS-CoV-2. The results of the study are necessary to establish proof of concept (POC) as well as to inform the provisional patent application that we are currently working on. The results of this study are critical to determining the commercial viability of continued investment in this program.

These product candidates are in early stages of development and have not yet been clinically tested in the United States or elsewhere. Even if preclinical studies show promising results, there is no guarantee that such pharmaceutical candidate will demonstrate sufficient efficacy or safety in human populations.

The diagram below illustrates our product pipeline across the various stages of development.

*	Under Research and Option Agreement, subject to successful completion of large animal studies. For more details please see Our Second Product Candidate - Nano-Candesartan. If we are unable to reach an amicable resolution with Yissum that preserves our right to exercise the option, or if we ultimately elect not to exercise the option based on the results of the large animal study, our development pipeline would exclude the Nano-Candesartan product candidate. While the Company’s option to obtain an exclusive license for Nano-Candesartan is subject to uncertainty due to a disagreement with Yissum, this uncertainty does not affect the Company’s other development programs, including Nano-Mupirocin.

Our leading Product Candidate --Nano-Mupirocin

Nano-Mupirocin is a novel NLP-based formulation of a potent antibiotic mupirocin. Mupirocin is an antibiotic with a unique mode of action, not shared by any other therapeutically available antibiotic. However, due to its rapid metabolic degradation following systemic administration and extensive plasma protein binding, the therapeutic use of this well-established agent has been limited to topical application. The novel formulation of Nano-Mupirocin is specifically designed to overcome the challenge of rapid metabolic degradation, enabling the development of a potent systemic therapy for life-threatening antibiotic-resistant infections.

Antibiotic resistance occurs when bacteria change in a way that makes antibiotics less effective or ineffective against them. This makes infections harder to treat and increases the risk of disease spread, severe illness, disability, and death. Antibiotic resistance is driven by the misuse and overuse of antibiotics in humans, animals, and plants, and is exacerbated by poverty and inequality.

Global Research on Antimicrobial Resistance (GRAM) Project conducted and published by Cambridge University in 2024 demonstrated that globally antibiotic-resistant infections were directly responsible for 1.45 million deaths and contributed to 5.35 million deaths in 2022. In the US alone, antimicrobial resistance was responsible for 47,000 deaths and contributed to 180,000 deaths in 2022. [1]. These numbers are echoed by the 2022 report published by WHO. Health management organizations and medical professionals around the world increasingly recognize antimicrobial resistance (AMR) as one of the most urgent and escalating threats to global health and sustainable development.

We believe that our novel liposomal Nano-Mupirocin product candidate may potentially present significant advancement in antibiotic therapy by enabling systemic use of mupirocin, a potent topical antibiotic previously ineffective in systemic applications due to rapid degradation in blood. Through a PEGylated liposomal delivery system, we believe that Nano-Mupirocin can be designed to achieve intracellular delivery, prolonged circulation time, and improve biodistribution to the affected by the resistant bacterial tissue. This technology we are working to develop fills a critical therapeutic gap, particularly for multidrug-resistant pathogens such as MRSA, VRE, rapidly emerging resistant pathogens of Gonorrhea, and others.

We believe that Nano-Mupirocin can address the global Anti-Microbial Resistance (AMR) crisis by enabling highly potent systemic therapy for high-risk infections with limited existing treatment options. The platform is being designed to offer improved affected tissue-selective delivery and intracellular access, unlike current untargeted broad-spectrum antibiotics. We believe that our product candidate is being developed to establish a new therapeutic standard and to potentially introduce a new class of liposomal anti-infective agents.

Nano-Mupirocin technology overview

The nano-liposomal formulation of Mupirocin is enhanced by adding hydroxypropyl-beta-cyclodextrin (HPCD) to the intraliposomal volume, allowing for Mupirocin controlled release from the liposomes in blood. The novel Nano-Mupirocin’s efficacy has been demonstrated in various animal models, with two of these studies sponsored by the National Institute of Health (US). Its pharmacokinetic profile in animal studies demonstrated increased systemic exposure compared to the free drug, together with a substantially extended half-life. The in vitro spectrum of activity for both Mupirocin and our liposomal Nano-Mupirocin was tested on many clinical isolates, showing no cross-resistance with other antibiotics. Interestingly, similar Minimum Inhibitory Concentrations (MIC – the lowest concentration of the drug that inhibit visible growth of a microorganism) were observed, indicating that Mupirocin remains active against bacteria while encapsulated in liposomes. However, even if preclinical studies show promising results, there is no guarantee that such pharmaceutical candidate will demonstrate sufficient efficacy or safety in human populations.

Additionally, Nano-Mupirocin was shown to penetrate phagocytic cells and enhance the extermination of bacteria in vitro. Our internal data, which has not been independently verified, suggests that our liposomal formulation has been well-tolerated in preclinical models.

The production process for Nano-Mupirocin is well-defined and has been scaled up to approximately a 5-liter batch. There is expertise available to further scale up this process to 25 liters, based on experience with other liposomal drug products. All excipients used in our novel formulation are pharmaceutical grade and approved for human use.

Nano-Mupirocin: Preclinical Studies Proof on Concept in Vivo

To assess the systemic therapeutic potential of Nano-Mupirocin, a PEGylated liposomal formulation of mupirocin, multiple preclinical studies were conducted using murine and rabbit models of infection. These studies aimed to assess pharmacokinetics (PK), biodistribution, and efficacy against multidrug-resistant bacterial infections, notably Staphylococcus aureus, including MRSA strains.

1.	Murine Model – Bloodstream Infection

A murine model of S. aureus bloodstream infection was used, involving 9–10 week-old specific-pathogen-free C57BL/6 female mice (~20g, Envigo). Mice were intravenously inoculated with 10⁶ CFU of S. aureus strain 6850 via the tail vein. On day 3 post-infection, mice were randomized into three groups (Nano-Mupirocin, free mupirocin, blank liposomes), each containing 10 animals. Treatments were administered IV (50 mg/kg) on day 3 and IP on days 4 through 7. Mice were sacrificed on day 8, and bacterial loads were quantified in the liver, kidneys, and tibia via serial dilution plating on blood agar. Nano-Mupirocin significantly reduced bacterial loads in all organs tested compared to both control groups. Measurements also included HPLC quantification of mupirocin in tissues and serum IL-6 levels, which were significantly lower in Nano-Mupirocin-treated animals, indicating reduced systemic inflammation.

Representative figures from the animal model of bloodstream infection are shown below:

Fig. 1. Superior therapeutic efficacy Nano-mupirocin over the free drug after parenteral administration in a murine model of S. aureus bloodstream infection. (A) Schematic illustration of therapeutic regimen. C57BL/6 mice were infected intravenously with 106 CFU of S. aureus strain 6850 and treated with either Nano-Mupirocin (50 mg/kg), free mupirocin (50 mg/kg) or empty nanoliposomes (blank liposomes) intravenously at day 3 and intraperitoneally at day 4, 5, 6 and 7 of infection. Mice were sacrificed at day 8 of infection and mupirocin concentration and bacterial loads were determined in kidneys and tibia. (B) Mupirocin concentration in kidneys and tibia of S. aureus-infected mice treated with Nano-mupirocin (white bars) Nano-Mupirocin (white bars) or with free mupirocin (grey bars) at day 8 of infection. Each bar represents the mean ± SD of values pooled from three independent experiments. Bacterial loads in kidneys (C) and tibia (D) of mice treated with either Nano-Mupirocin (triangles), free mupirocin (squares) or blank liposomes (circles) at day 8 of infection. Each symbol represents the value for an individual animal (n=10). Data were pooled from three experiments performed independently. Horizontal lines indicate the mean ± SD. (E) Changes in body weight with the progression of infection in the different treatment groups. Each symbol represents the mean ± SD value of n=5. One representative experiment out of three is shown. (F) Serum concentrations of IL-6 in uninfected or S. aureus-infected mice treated with either Nano-Mupirocin, free mupirocin or blank liposomes at day 8 of infection. Each bar represents the mean ± SD of values pooled from three independent experiments. **, p < .01; ***, p < .001.

Reference: Liposomal mupirocin holds promise for systemic treatment of invasive Staphylococcus aureus infections; Oliver Goldmanna,, Ahuva Cern, Mathias Mueskenc, Manfred Rohdec, William Weissd, Yechezkel Barenholzb, Eva Medinaa https://doi.org/10.1016/j.jconrel.2019.11.007

2.	Murine Model – Neutropenic Lung Infection

In a neutropenic lung infection model, female CD-1 (ICR) mice (5–6 weeks old) were rendered neutropenic via cyclophosphamide (150 mg/kg and 100 mg/kg on days -4 and -1). Mice were anesthetized and intranasally inoculated with ~5 × 10⁷ CFU of MRSA (UNT141-3). Treatment groups (n=5 per group) received IV doses of Nano-Mupirocin (50 or 75 mg/kg), free mupirocin (same doses), or blank liposomes 2 hours post-inoculation. Additional control groups were treated with vancomycin. Mice were euthanized at 24 hours, and lung bacterial loads were measured by plating organ homogenates on selective agar. Nano-Mupirocin-treated groups showed up to 2.28 log₁₀ CFU reductions compared to free mupirocin at equivalent doses.

Representative results from the neutropenic lung infection animal model are shown below:

Fig. 2. Therapeutic effect of parenterally administered Nano-Mupirocin or free mupirocin against MRSA in a neutropenic murine model of lung infection. (A) Schematic illustration of therapeutic regimen in neutropenic mice. CD1 mice were rendered neutropenic and infected intranasally with app. 5×107 CFU of MRSA strain UNT141-3 and treated with the indicated dose of either Nano-Mupirocin, free mupirocin, Vancomycin or with blank nanoliposomes. Mice were sacrificed at 24 h of infection and bacteria enumerated in the lungs. (B) Bacterial loads in the lungs of the different groups of mice treated according to scheme depicted in (A) at 24 h of infection. Each symbol represents the value for an individual animal (n=5). Horizontal lines indicate the mean ± SD.

Reference: Liposomal mupirocin holds promise for systemic treatment of invasive Staphylococcus aureus infections; Oliver Goldmanna,, Ahuva Cern, Mathias Mueskenc, Manfred Rohdec, William Weissd, Yechezkel Barenholzb,, Eva Medinaa https://doi.org/10.1016/j.jconrel.2019.11.007

3. Rabbit Model – Infective Endocarditis

A rabbit model of MRSA endocarditis was employed using 2.2–2.5 kg New Zealand white rabbits. Animals were infected with ~10⁵ CFU MRSA (MW2 strain) and randomized (n=8 per group) into three groups: Nano-Mupirocin (25 mg/kg IV BID), free mupirocin (same dose), or saline control. After 3 days of treatment, animals were euthanized, and bacterial counts were determined in vegetations, kidneys, and spleen. Nano-Mupirocin-treated animals showed statistically significant reductions in bacterial counts across all tissues compared to controls.

Figure 3: Rabbit survival. Percent survival of rabbits in endocarditis study across the treatment groups.	Figure 4: Rabbit PK Profile. Mupirocin plasma concentrations after IV administration of 25 mg/kg Nano-mupirocin vs. free mupirocin.

Reference: Ahuva Cern, Ayelet Michael-Gayego, Yaelle Bavli, Erez Koren, Amiram Goldblum, Allon E. Moses, Yan Q. Xiong and Yechezkel Barenholz* Nano-mupirocin: enabling the parenteral activity of mupirocin DOI 10.1515/ejnm-2016-0006

4.	Murine Model – Necrotizing Fasciitis (Streptococcus pyogenes)

A dose–response study was conducted in a mouse model of necrotizing fasciitis using group A Streptococcus (GAS). Mice (n=6 per group) received a single IV dose of Nano-Mupirocin (1.1–57 mg/kg) one hour post-infection. Survival was monitored for 5 days. All untreated mice died within 48 hours. Complete survival was observed at doses ≥11 mg/kg, with a clear dose-dependent protection from mortality and clinical symptoms.

Figure 5. Dose response to Nano-Mupirocin in a murine necrotizing fasciitis model.

Figure 6: Mortality during the study and disease parameters (rough hair and wound development) 48 h after the bacterial challenge. (A) A study to compare one prophylactic dose of Nano-Mupirocin (50 mg/kg) vs. free mupirocin administered prophylactically and 3 and 24 h after the bacterial challenge. (B) A prophylactic dose response study. (C) Nano-Mupirocin administration after the bacterial challenge vs. free mupirocin administration. Survival of mice in response to increasing doses of Nano-Mupirocin.

Figure 7.  Appearance of a typical Nano-Mupirocin-treated mouse (A) vs. an untreated one (B) 24 h after bacterial challenge.

Figure 8: Plasma profile of mupirocin after IV administration of 40 mg/kg free vs. Nano-Mupirocin.

Reference: Ahuva Cern, Ayelet Michael-Gayego, Yaelle Bavli, Erez Korena, Amiram Goldblum, Allon E. Moses, Yan Q. Xiong and Yechezkel Barenholz* Nano-Mupirocin: enabling the parenteral activity of mupirocin DOI 10.1515/ejnm-2016-0006/

5.	Biodistribution and Pharmacokinetics

PK studies in mice (n=4 per time point) showed that Nano-Mupirocin had a terminal half-life of 262 minutes vs. 5.3 minutes for free mupirocin. The area under the curve (AUC) was ~97-fold higher for Nano-Mupirocin, confirming sustained systemic exposure. Biodistribution studies showed accumulation in infected organs and in mucosal secretions (e.g., vaginal fluid), maintaining drug concentrations well above the MIC₉₀ for >24h

Figure 9: Vaginal Smear Fluorescence. Fluorescence microscopy of vaginal smears. (A,B) are overlays of Differential interference contrast (DIC) and Fluorescent Light. (A), un-treated mice; (B), mice treated with LRPE-Nano-mupirocin; (C,D), smears of LRPE-Nano-mupirocin observed under fluorescent light. Scale bar = 50 μm.

Figure 10: Mupirocin in Vaginal Secretions. Mupirocin concentration (free (non-liposomal) plus liposomal) in vaginal secretions (ng/g) and plasma (ng/mL) following IP administration of Nano-mupirocin 50 mg/kg (mean ± SE). (n = 5 for swab samples and n = 4 for plasma samples).

Substantial pre-clinical research of the novel Nan-Mupirocin formulation has indicated that this novel approach may allow for a new potent therapy to combat bacteria listed as serious and urgent threats by the Center for Disease Control (CDC), subject to clinical trials. Management believes that the novel formulation of Nano-Mupirocin may hold the potential to serve as a highly potent systemic therapy for serious life-threatening infections, such as resistant Gonorrhea, MRSA induced endocarditis, or sepsis.

Key facts about mupirocin and findings from preclinical research on Nano-Mupirocin:

-	Broad antibacterial activity. The antibacterial spectrum of mupirocin is well studied. Mupirocin is registered as a topical ointment (Bactroban™ by GlaxoSmithKlein). Mupirocin is known to be highly effective against staphylococci, streptococci, certain Gram-negative bacilli, including N. gonorrhoea and a broad range of Gram-positive bacteria. [1] Mupirocin’s activity is enhanced at acidic pH levels and is not significantly influenced by inoculum size, although its effectiveness decreases in serum due to high protein binding (95%). Its primary mechanism involves inhibiting RNA and protein synthesis by targeting the isoleucine-binding site on the isoleucyl-transfer-RNA synthetase enzyme in bacteria. This unique mode of action, different from other antibiotics, reduces the likelihood of cross-resistance.[2]

-	Spectrum and cellular uptake: Pre-clinical studies have indicated that Nano-Mupirocin has demonstrated a high level of tolerance, including activity against methicillin-resistant Staphylococcus aureus (MRSA), vancomycin-resistant Enterococcus faecium (VRE), and cephalosporin-resistant Neisseria gonorrhoeae [3]. This formulation indicated enhanced uptake by phagocytic cells such as macrophages and neutrophils, potentially improving intracellular antibiotic delivery and bactericidal activity [4].

-	No cross-resistance: Due to its unique mechanism, mupirocin does not display cross-resistance with β-lactams, glycopeptides, or other classes of antibiotics, making it valuable in treating resistant strains [2].

-	Preclinical profile: Nano-Mupirocin formulations appeared to be well tolerated in preclinical studies, with no significant adverse effects reported [3]. However, these are pre-clinical indications that need to confirmed in appropriate clinical studies.

-	WHO Priority Pathogens: The World Health Organization (WHO) lists MRSA, VRE, and Neisseria gonorrhoeae among its high-priority pathogens due to increasing antimicrobial resistance [5]. Nano-Mupirocin demonstrated activity against these bacteria which supports its potential relevance in global health initiatives.

A team of researchers from the National Institute of Health in collaboration with Prof. Barenholtz’s team have demonstrated proof of concept in a number of preclinical studies performed on resistant bacteria which causes severe life-threating infections including necrotizing fasciitis, endocarditis, and gonorrhea. A few in vitro and in vivo studies testing novel LNP mupirocin were supported and conducted in collaboration with the National Institute of Health/National Institute of Allergy and Infectious Diseases (NIH/NIAID). The results were published in the Antimicrobial Agents and Chemotherapy journal [6] as well as in the Journal of Controlled Release [7].

While the abovementioned attributes have been observed in preclinical models, there can be no assurance that they will be replicated in clinical studies or translate into meaningful patient outcomes.

References

1.	Williams JD. Antibacterial activity of mupirocin (pseudomonic acid), a new antibiotic for topical use. Antimicrobial Agents and Chemotherapy. 1985;27(4):495–498. DOI: 10.1128/aac.27.4.495

2.	DrugBank Online: Mupirocin (DB00410). DrugBank. https://go.drugbank.com/drugs/DB00410

3.	Kulkarni NS, et al. Therapeutic potential of injectable nano-mupirocin liposomes against MRSA and VRE infections. Pharmaceutics. 2021;13(11):1789. PMC8706398

4.	He W, et al. Enhanced uptake of antibiotic-loaded nanoparticles by macrophages improves intracellular killing of pathogens. Journal of Controlled Release. 2021;336:149–162.

5.	WHO. WHO Bacterial Priority Pathogens List, 2024. https://www.who.int/publications/i/item/9789240093461

6.	Cern A, Connolly KL, Jerse AE, Barenholz Y. In Vitro Susceptibility of Neisseria gonorrhoeae Strains to Mupirocin, an Antibiotic Reformulated for Parenteral Administration in Nanoliposomes. Antimicrob Agents Chemother. 2018 Mar 27;62(4):e02377-17. https://doi.org/10.1128/aac.02377-17

7.	O. Goldmann, A. Cern, M. Muesken, et al., Liposomal mupirocin holds promise for systemic treatment of invasive Staphylococcus aureus infections, Journal of Controlled Release (2019), https://doi.org/10.1016/j.jconrel.2019.11.007

Current Status

Our novel liposomal formulation of mupirocin remains in early-stage development. The program is intended to follow, a 505(b)(2) pathway, leveraging a well-characterized antibiotic with established clinical use. While we believe this approach may reduce certain aspects of development risk relative to a new molecular entity, there can be no assurance that such pathway will result in reduced development timelines, lower costs, or diminished regulatory risk.

To date:

-	We have completed scale-up of the manufacturing process to a 25-liter clinical batch, and final batch release is currently ongoing;

-	GLP toxicology studies are ongoing and are currently expected to be completed by May 2026, subject to change;

-	The program is supported by non-GLP toxicology data generated from preclinical studies; however, such data may not be predictive of clinical outcomes;

-	We have received approval from the Israeli Ministry of Health to initiate a Phase 1 clinical trial in Israel; however, the timing and conduct of such trial remain subject to operational, regulatory, and financial considerations.

The Company is evaluating potential regulatory pathways that may include eligibility for Qualified Infectious Disease Product (QIDP) designation and Fast Track designation. If granted, such designations may provide certain regulatory benefits, including the potential for priority review and extended market exclusivity; however, there can be no assurance that the Company will obtain any such designations.

The Company is also assessing potential indications that may qualify for Orphan Drug Designation (ODD). Certain ODD-qualified indications, including rare paediatric diseases, may be eligible for a Priority Review Voucher (PRV) upon regulatory approval. PRVs are transferable and have been monetized in prior market transactions; however, there can be no assurance that the Company will obtain ODD status, qualify for a PRV, or realize any economic benefit from such voucher.

Further development, including clinical trials and regulatory approvals, will require substantial additional funding. The Company intends to pursue strategic alternatives, including licensing, co-development, or other partnering arrangements, to support further development and potential commercialization; however, there can be no assurance that the Company will be able to enter into such arrangements on favourable terms, or at all.

IP protection

Several patents and licenses for Nano-Mupirocin were already obtained in major countries and regions, including the U.S., Europe (in the table referred to as European Patent Office – EP), Japan, India and China.

Pursuant to the Yissum License Agreements, we have an exclusive, worldwide license for the development, use, manufacture and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with Liposomal formulation of Nano-Mupirocin. All of patents and patent applications listed below were licensed to us by Yissum pursuant to the Yissum License Agreements.

All below patents are composition of matter patents.

Status	Country	Application Date	Title (with embodiment where applicable)	Publication Number	Patent Date	Patent Number	Expiry Date
Granted	US	Oct. 10, 2016	Liposomal Mupirocin	2017/0027869	June 26, 2018	10,004,688	April 8, 2035
Granted	EP	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-BE	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-DK	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-FR	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-DE	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	6020150155610 (EP 3142642)	April 8, 2035
Granted	EP-IE	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-IT	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	502018000035029 (EP 3142642)	April 8, 2035
Granted	EP-NL	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-CH	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	EP-GB	Oct. 11, 2016	Liposomal Mupirocin	3142642	August 29, 2018	3142642	April 8, 2035
Granted	CN	Oct. 10, 2016	Liposomal Mupirocin	106659795	June 2, 2023	106659795	April 8, 2035
Granted	JP	Oct. 6, 2016	Liposomal Mupirocin	2017-513938	March 13, 2020	6676035	April 8, 2035
Granted	IN	Oct. 19, 2016	Liposomal Mupirocin	201627035738	November 23, 2020	351893	April 8, 2035

Market Opportunity and Estimated Commercial Potential for Systemic Liposomal Nano-Mupirocin

First indication: Ceftriaxone-Resistant Gonorrhea (CR-Gonorrhea)

Clinical Background and Unmet Need

Gonorrhea, caused by Neisseria gonorrhoeae, is one of the most common sexually transmitted infections globally. The U.S. Center for Disease Control and Prevention (CDC) recommends Ceftriaxone as the first-line treatment [2]. Resistance is a growing threat. However, strains resistant to Ceftriaxone are emerging, posing a serious public health threat [3].

We are working to develop Liposomal Mupirocin as a systemic treatment alternative for Ceftriaxone-resistant infections, with the potential to offer improved tissue penetration, higher drug concentration at the site of the infection and sustained drug exposure.

Pricing Benchmark and Market Assumptions

Our pricing assumptions are based on comparison between conventional small-molecule drugs and their nanoparticle/liposomal equivalents. For example, conventional Amphotericin B averages approximately $51 per 50 mg dose (source: Drugs.com price guide), whereas liposomal Amphotericin B (AmBisome®) averages approximately $341 per dose, reflecting a ~7x premium (Lee et al., Lancet Global Health, Sept 2024, “Paving the way for affordable and equitable liposomal amphotericin B access worldwide”).

For Liposomal Nano-Mupirocin, we benchmarked against:

-	Ceftriaxone: the current recommended treatment for uncomplicated gonorrhea (including resistant strains) as recommended by CDC. Average price per treatment course is $538 [5]

-	Topical Mupirocin (~$45 per 50g). [6]

-	Based on these benchmarks and the ~7x premium commonly observed for liposomal formulations, we estimate a potential treatment course price of $315–$1,200, depending on market segment, with an illustrative base case of $600. The lower end of this range corresponds to assumptions of low-income or no-profit procurement pricing, while the upper end reflects premium pricing in private market segment.

These ranges are assumptions only. Nano-Mupirocin is still in preclinical development and has not been approved by any regulatory authority. We do not yet know the final dosage, or number of injections required per treatment course, and actual pricing will depend on multiple factors including clinical results, regulatory approval, reimbursement, adoption, and competition.

Epidemiology and Estimated Market Opportunity for Resistant Gonorrhea Indication

Gonorrhea   is one of the most common bacterial sexually transmitted infections (STIs) in the world with an estimated 82 million cases across the globe each year. In the United States, the Centers for Disease Control and Prevention (CDC) reported approximately 710,000 cases in 2022, while estimating that the true number of infections may exceed 1.5 million annually due to underreporting and asymptomatic cases. [7]

Gonorrhea has progressively developed resistance to multiple classes of antibiotics historically used for treatment. According to the CDC, many infections demonstrate resistance to at least one previously used antibiotic, and treatment options have become increasingly limited. Currently, cephalosporins, including ceftriaxone, represent the primary recommended class of antibiotics for treatment in the United States.

Although resistance to ceftriaxone remains relatively low, surveillance data from the WHO’s Gonococcal Antimicrobial Surveillance Program (GASP) and other sources indicate increasing resistance trends to several antibiotics, including azithromycin and cefixime, in certain regions. These trends underscore the potential for further erosion of treatment effectiveness over time [11]

As a result, the clinical and commercial opportunity is driven not only by cases involving resistance to current first-line therapies, but also by the broader need for new treatment options to address antimicrobial resistance and reduce reliance on a limited number of remaining effective antibiotics. However, the prevalence and clinical impact of resistant infections may vary by geography and over time, and there can be no assurance regarding the size of the what ? Total Addressable Market (TAM) for Ceftriaxone-Resistant Gonorrhea

The TAM represents the entire pool of patients who suffer from the condition, have been diagnosed, and could theoretically benefit from our therapy.

U.S. Case

-	Assumed annual resistant gonorrhea cases: ~ 550,000

-	Ceftriaxone resistance prevalence: ~5%

-	Cefixime (another first-line cephalosporin) resistance - 11%

-	Azithromycin resistance prevalence - 4%

-	Assumed resistant infections of Nano-mupirocin target group: ~91,000 cases annually (16% of all resistant infection cases)

-	Estimated treatment cost per patient: $600

-	U.S. TAM = ~$55 million per year

Global Case

-	Resistance rates are higher in Asia and parts of Europe.

-	Conservative multiplier: 4× U.S. TAM

-	Global TAM ≈ $220 million per year

Thus, we estimate that $220 million represents the maximum revenue ceiling assuming full penetration of all diagnosed resistant gonorrhea cases worldwide.

Serviceable Obtainable Market (SOM) – Ceftriaxone-Resistant Gonorrhea

The Serviceable Obtainable Market (SOM) represents the realistic portion of the global patient pool that can be accessed and captured by our therapy, accounting for geography, regulatory pathways, healthcare access, and competitive penetration.

Launch strategies in infectious disease markets typically achieve 20–40% penetration in high-need segments over five years. We conservatively assume 30% global market share capture.

Patient SOM

-	Global resistant infections: ~364,000 cases/year (based on 4× U.S. burden)

-	30% capture represents approximately 110,000 patients annually

-	U.S. contribution alone: ~27,000 patients (~$17M in revenue)

Revenue SOM

-	30% of $220M global market = ~$66–70M/year

SOM reflects a tangible, realistic revenue line, not the theoretical ceiling (TAM).

Even at 30% penetration, the opportunity is substantial and defensible due to:

-	Lack of effective alternative therapies for resistant gonorrhea

-	High clinical urgency and CDC/WHO surveillance prioritization

-	Concentrated patient pools in developed markets with strong reimbursement systems

Final SOM Opportunity

~110,000 patients/year treatable

~$70M/year realistic revenue potential at 30% global penetration of the addressable market for Ceftriaxone-Resistant Gonorrhea

These estimates are illustrative only and based on assumptions regarding TAM/SAM/SOM, pricing and epidemiology. Our product candidate is still in preclinical development and has not been approved by any regulatory authority. We do not yet know the final dosage, or number of injections required per treatment course, and actual pricing will depend on multiple factors including clinical results, regulatory approval, reimbursement, adoption, and competition.

Epidemiology and Estimated Market Opportunity for Methicillin-Resistant Staphylococcus Aureus (MRSA), Including Vancomycin-Resistant (VRE) Cases

MRSA is a leading cause of hospital- and community-acquired infections. The CDC estimates over 1.2 million MRSA infections annually in the U.S. with another 423,000 hospitalized patients colonized with the bacteria [8]. While Vancomycin is standard therapy, resistance and treatment failures are increasing, prompting interest in second-line options including liposomal Amphotericin B [9].

Our novel formulation of systemic Liposomal-Mupirocin is positioned to target serious systemic MRSA infections, especially in Vancomycin-resistant or refractory cases.

Pricing Benchmark and Market Assumptions

-	Liposomal Amphotericin B (per dose): ~$120 (average worldwide without US)- ~$341 in the US [4], per course ~$1700-~4,700

-	Assumed Liposomal Mupirocin IV pricing: ~$220 per dose, with a total course cost ranging from ~$1,540 to $3,000 depending on the number of injections required. The exact dosage regimen and treatment duration remain to be determined during the planned clinical trials.

-	Assumed average pricing per course for illustration purposes: ~$2,200

U.S. incidence of MRSA:

-	Based on an estimated 32 invasive MRSA cases per 100,000 people [10], the U.S. (population ~330 million) has approximately 106,000 such cases annually

-	U.S. Total Addressable Market TAM for invasive infections:

-	106,000 × $2,200 = ~$230 million/year

-	Estimated annual revenue potential at 30% assumed realistic market penetration over 5 years (U.S. Serviceable Obtainable Market): ~$70 million

Global Total Addressable Market (TAM) assumptions rationale:

-	We estimate the global market at roughly 3 times the size of the U.S. market at around $690 million.

-	Estimated global annual realistic revenue potential at 20% market penetration, which represents serviceable obtainable market (SOM): ~$130+ million

Based on the epidemiological data and pricing assumptions outlined above, the following table summarizes our estimates for the total addressable market (TAM) and serviceable obtainable market (SOM) for liposomal mupirocin.

Prospective Market Opportunity Summary with Detailed Assumptions and Limitations

Parameter	Resistant Gonorrhea	Invasive MRSA
U.S. Annual Cases	~91,000 ceftriaxone-resistant infections 5% of 710,000 total U.S. Gonorrhea cases	~106,000 invasive MRSA infections 32/100,000 × 330M population
Estimated Cost per Treatment	~$600	~$2,200
U.S. TAM	~$55M 91,000 cases × $600 per treatment cost	~$230M ~106,000 cases × $2,200 per course of treatment
Global Multiplier	4×* higher prevalence in Asia/Europe, robust disease surveillance, outpatient uptake	3×* hospital-based, formulary controls, stronger generic competition, ex-U.S. price compression
Global TAM	~$220M	~$690M
Assumed Market Penetration	30% U.S. faster uptake due to limited alternatives, outpatient setting	20% globally slower adoption, higher generic competition, hospital stewardship
U.S. SOM	~$17M 30% of $55M TAM	~$70M 30% of $230M TAM
Global SOM	~$70M (30% of $220M)	~$130M (20% of $690M)
Key Limitations Assumptions	Product candidates are not yet approved; treatment regimens remain to be defined. It is assumed that Gonorrhea requires a shorter treatment course than MRSA, resulting in a lower cost per patient, whereas MRSA incurs significantly higher per-course costs. Market penetration percentages are illustrative, epidemiology varies by region, and treatment policies differ substantially across geographies

Explanatory note: For invasive MRSA we apply a conservative 3× U.S. for global multiplier, versus 4× for ceftriaxone-resistant gonorrhea, due to the following:

●	Care setting: MRSA treatment is hospital-based and tightly controlled by stewardship/formulary policies, slowing adoption abroad. Gonorrhea is outpatient, single-dose, and rapidly updated in global protocols.

●	Competition & use patterns: MRSA faces entrenched, low-cost generics (vancomycin, linezolid, daptomycin), with new drugs often reserved for salvage cases. Gonorrhea has few alternatives, so resistance drives faster substitution and greater demand not just in the U.S., but globally.

●	Pricing & procurement: anti-MRSA agents face steep ex-U.S. discounts, limiting revenue scaling. Gonorrhea pricing is lower but scales more directly with higher patient volumes.

To conclude:

●	MRSA (3×): reflects slower uptake, stronger generic competition, and price compression.

●	Gonorrhea (4×): reflects higher ex-U.S. burden, faster uptake, fewer alternatives, and more direct revenue translation.

The assumed pricing profile is based on benchmarks from systemic antibiotics used for resistant infections. While the potential application of Nano-Mupirocin in high-mortality, high-cost indications such as invasive MRSA supports commercial attractiveness and meaningful global revenue potential, these estimates are our assumptions that are illustrative only. Actual outcomes will depend on future clinical trial results, regulatory approvals, regional treatment guidelines, reimbursement decisions, and market adoption.

Our product candidate is still in preclinical development and has not been approved by any regulatory authority. We do not yet know the final dosage, or number of injections required per treatment course, and actual pricing will depend on multiple factors including clinical results, regulatory approval, reimbursement, adoption, and competition.

References

1.	https://www.tropicalmedicine.ox.ac.uk/gram/news/drug-resistant-enteric-fever-has-risen-53-percent-since-1990-gram-study-estimates

2.	CDC (2022). Gonorrhea Treatment Guidelines. https://www.cdc.gov/std/treatment-guidelines/gonorrhea.htm

3.	WHO (2021). Antimicrobial Resistance in Gonorrhea. https://www.who.int/news-room/fact-sheets/detail/antimicrobial-resistance

4.	Red Book Online (2024). Amphotericin B and AmBisome Pricing Data.

5.	GoodRx (2024). Ceftriaxone Average Cost. https://www.goodrx.com/ceftriaxone

6.	Drugs.com (2024). Mupirocin Ointment Pricing. https://www.drugs.com/price-guide/mupirocin

7.	CDC (2022). STD Surveillance Report – Gonorrhea. https://www.cdc.gov/std/statistics/2022/default.htm

8.	CDC (2020). Healthcare-Associated Infections (HAI) Reports – MRSA.

9.	NIH/NIAID. Treatment Failures and Resistance Trends in MRSA

10.	Incidence, prevalence, and management of MRSA bacteremia across patient populations—a review of recent developments in MRSA management and treatment, Critical Care. Hassoun et al, Aug 2017

11.	https://www.ashasexualhealth.org/antibiotic-resistant-gonorrhea-is-on-the-rise-globally.

Our Second Product Candidate - Nano-Candesartan

The Company’s next drug candidate is another novel nanoparticles-based formulation of angiotensin receptor blockers (ARBs), also known as AT1 receptor blockers (AT1) for intravenous (IV) administration – Nano-Candesartan.

Nano-Candesartan, our nanoparticles-based formulation of an angiotensin receptor blocker (ARB), is being evaluated as a potential combination therapy candidate, with an initial focus on pancreatic ductal adenocarcinoma (PDAC), an indication with a significant unmet medical need.

 ARBs is a class of drugs that block the Angiotensin II Type 1 receptor (AT1), which is involved in the regulation of blood pressure, fluid balance, and inflammation. ARBs have been widely used for the treatment of hypertension, heart failure, and diabetic nephropathy. Several recent studies have shown that ARBs may have certain anti-cancer enhancement features. Among other, ARBs can inhibit proliferation, migration, invasion, and angiogenesis of tumor cells, as well as induce apoptosis and autophagy. ARBs may also modulate the immune response by affecting the polarization and activation of macrophages, T cells, and natural killer cells.

By “combination therapy” we refer to the administration of nano-candesartan with other oncology agents, such as approved chemotherapy drugs and/or immune checkpoint inhibitors (immunotherapy agents such as Keytruda).

Novel formulation of Nanoparticles-based ARB (nano-ARB) was designed to improve the therapeutic outcome of chemotherapy and biological treatments, such as antibodies and immune checkpoint inhibitors for solid cancers. Solid cancers, such as breast, lung, colon, pancreas and prostate cancers, present a formidable challenge to oncologists, as they are often resistant to existing treatments and have poor prognosis. One major obstacle lies in the complex tumor microenvironment (TME), which consists of various cellular and non-cellular components that interact with each other and with the tumor cells. The TME creates a physical and immunological barrier that impairs the delivery and effectiveness of anti-cancer drugs. For example, the tumor blood vessels are leaky and irregular, resulting in poor perfusion and hypoxia. The extracellular matrix (ECM) within the TME is dense and fibrotic, making it difficult for drugs to penetrate and reach their intended targets. The TME also contains various immune cells, such as macrophages, T cells, and natural killer cells, that can either suppress or enhance the anti-tumor immune response, depending on their polarization and activation state.

To overcome the challenges posed by the TME, nano-ARB is targeting one of the key cellular structures in the TME: cancer-associated fibroblasts (CAFs). CAFs are fibroblasts that are recruited or transformed by tumor cells. CAFs have a multifaceted role in cancer progression, influencing everything from tumor mechanics to the immune system. CAFs secrete various growth factors, cytokines, chemokines, and ECM components that can promote tumor growth, angiogenesis, invasion, metastasis, and drug resistance. CAFs can also modulate the immune response by attracting or repelling immune cells, or by inducing immunosuppression or immune activation.

As illustrated in the diagram below, the tumor microenvironment (TME) hinders drug delivery and diminishes the treatment outcomes of existing therapies. Incorporating the nano-ARB component is intended to assist in overcoming this barrier by normalizing the TME through decompression of tumor blood vessels and reprogramming of fibroblasts. As a result, therapeutic penetration is expected to be significantly enhanced.

The diagram is hypothetical and conceptual in nature. It is based on published scientific literature third party studies describing the role of ARBs in tumor stroma normalization and on exploratory preclinical studies conducted in animal models, and is not derived from clinical data with our Nano-ARB (Nano-Candesartan) product. As such, the diagram reflects management’s current development hypothesis as to treatment outcomes.

Previous clinical evidence from retrospective analyses and early human trials conducted by third parties suggested that cancer patients receiving candesartan or other AT1 receptor antagonists showed improved responses to treatments such as gemcitabine and other chemotherapies (1,2). The blood pressure–lowering effect of ARBs is well documented and generally well tolerated in patients already using them as antihypertensives; however, it may raise concerns in individuals not accustomed to anti-hypertensive (HT) medication. However, there can be no assurance that these results will be replicated in large scale human clinical studies or future clinical trials will demonstrate an acceptable safety profile, or that the product will be tolerated in patients, or that it will show clinically significant results.

With respect to combination therapy, findings from a large population-based clinical study (1) demonstrated that ARB exposure after a pancreatic cancer diagnosis was significantly associated with improved survival. These results suggest that ARBs may represent an important therapeutic consideration for pancreatic cancer patients, particularly those with the poorest prognosis and limited treatment options. The results of the study are presented below.

Figure 11: Kaplan– Meier curves for overall survival by treatment groups. The median overall survival was 15.1 months in the ACEI/ARB group, 8.9 months in the non-ACEI/ARB with hypertension group, and 9.5 months in the non- hypertension group (1)

In another clinical study evaluating the combination of gemcitabine and candesartan (2), the investigators recommended a candesartan dose of 16 mg alongside gemcitabine for the treatment of advanced pancreatic cancer. The study concluded that this regimen is both feasible and safe in normotensive patients, with encouraging efficacy reflected in a high disease control rate and prolonged progression-free survival. The authors further recommended continued investigation of this approach in larger trials.

Additionally, a retrospective study by Wilop et al. (3) examined the impact of ARBs and other agents on survival in patients with advanced non-small-cell lung cancer undergoing first-line platinum-based chemotherapy. The researchers found that the addition of an ARB to platinum-based therapy was associated with prolonged survival. This clinical observation aligns with previous experimental findings suggesting that ARBs may exert direct antiproliferative effects on tumor cells and/or their microenvironment.

Fig. 12. Estimated survival from 1st cycle of chemotherapy in the entire patient group according to long-term medication with (n = 52) or without (n =235) ACEI (Angiotensin converting enzyme inhibitor) or ARB (P =0.03, log rank test) (3)

Described above clinical and preclinical findings suggest that blockade of the angiotensin receptor may favorably modulate the tumor microenvironment, reduce immunosuppressive signaling, and enhance responsiveness to anticancer agents. Based on this, we believe that administration of our novel formulation of Nano-Candesartan could provide dual benefits: maintaining stable blood pressure profiles in patients while offering a clinically significant and tolerable therapeutic effect in oncology settings.

Pre-clinical Studies on Nano-Candesartan

Preclinical exploratory studies performed in Prof. Barenholz’s laboratory evaluated liposomal formulations of angiotensin receptor blockers (ARBs), including Candesartan, in animal models of several solid tumors. These studies investigated tolerability and biological activity of liposomal ARBs in combination with standard anticancer agents. While exploratory in nature and not designed to demonstrate definitive clinical efficacy, the results lend scientific rationale for further investigation of Nano-Candesartan as a combination therapy candidate. No preclinical results were obtained from third-party studies; all studies were conducted exclusively by Prof. Barenholz’s team.

Key findings of pre-clinical results obtained by Prof. Chezy Barenholz and his team at the Hebrew University of Jerusalem:

-	Passive targeting. PEGylated nano-liposomes can exploit the enhanced permeability and retention (EPR) effect allowing for passive targeting of tumors, without the need for specific ligands or receptors.

-	Selective release. Specially engineered liposomes can release ARBs selectively within tumors, minimizing systemic effects on blood pressure while achieving TME normalization. The nano-ARB liposomal specific characteristics might trigger the release of ARBs in response to the acidic or proteolytic environment of the TME.

-	Proof-of-concept blood pressure effect studies Non-GLP exploratory studies performed by Prof. Barenholz’s team evaluated whether nano-encapsulated ARBs produced systemic blood-pressure effects after IV administration. Four groups of five mice each received single doses of PEGylated liposomal candesartan or valsartan (1–3 mg/kg). Mean arterial pressure was measured over 24–48 hours using a CODA® noninvasive tail-cuff system. Free valsartan reduced mean blood pressure within two hours, whereas nano-encapsulated ARBs produced no measurable decrease in blood pressure at comparable doses. This study assessed only relative BP effects and was not designed to evaluate safety. (Figure 13 provides a conceptual illustration.).

●	In vitro assay for drug release in tumors was developed and was found to correlate the release in the presence of tumors.

●	Lead formulations of valsartan and candesartan liposomes were selected based on having high loading efficiency (low % of free drug), in vitro slow release in serum and more rapid release in medium relevant to tumors.

●	The effect of valsartan liposomes in vivo on mice Blood Pressure (BP) was tested and compared to similar dose of free valsartan. The study showed that indeed the free drug lowered mice but the liposomal drug did not affect it. Fig 13

●	Initial studies with candesartan liposomes (25% HPCD formulation) showed no reduction in MBP, similar to the results obtained for valsartan formulations. Fig.13

FIG.13 Mouse blood pressure (mmHg) after free valsartan or liposomal valsartan (25 mg/kg) administration as determined using blood pressure monitor device.

However, the safety of Nano-Candesartan has not yet been evaluated in any clinical studies, and there can be no assurance that future clinical trials will demonstrate an acceptable safety profile, that the product will be tolerated in patients, or that it will show clinically significant results.

To strengthen translational relevance, we plan to conduct a dose-dependent study to evaluate the effect of the lead formulation on blood pressure in large animals. This program will include detailed evaluation of multiple safety and pharmacological parameters relevant to intravenous administration, thereby informing the clinical development pathway.

Following the large animal studies, we plan to undertake a series of IND-enabling preclinical studies. These include therapeutic efficacy testing of the lead formulation in chosen cancer models to assess its anti-cancer activity. Preliminary pharmacokinetics and tumor biodistribution studies in mice will be performed to understand the absorption, distribution, metabolism, and excretion of the drug, as well as its accumulation in tumors. Concurrently, bioanalytical methods will be developed and validated to quantify the drug and its metabolites in biological samples.

The Company also intends to scale up the manufacturing process from lab scale to pilot scale, ensuring consistency in the formulation. Stability studies will follow, involving the development of analytical methods to monitor stability and the performance of long-term and accelerated stability tests to define the shelf life and storage conditions of the lead formulation.

In this way, management expects that the Company will be able to proceed with submission of an IND application with the FDA and preparedness for clinical trials, subject to raising additional capital. In the event that results from large-animal studies are supportive, we anticipate initiating clinical trials in the second half of 2027.

We believe that combination therapy may offer potential advantages beyond clinical performance. Because Nano-Candesartan may be paired with more than one class of established therapies, the platform has the potential to enable collaborations with multiple pharmaceutical companies. This flexibility may create opportunities for strategic partnerships and broaden the commercial applicability of the program.

However, developing a drug as part of a combination regimen introduces unique complexities compared to monotherapy. In clinical development, combinations must demonstrate not only the safety and efficacy of the investigational product itself, but also its added value beyond existing standards of care. This requires larger and more complex trial designs, often involving multiple treatment arms to isolate the contribution of each agent. Regulatory agencies may request mechanistic justification and additional data to ensure that the benefit is not solely attributable to the approved partner drug.

From a marketing perspective, positioning a combination therapy is also more challenging. Uptake depends on alignment with established treatment paradigms, pricing relative to existing regimens, and reimbursement policies. Physicians may hesitate to adopt combinations unless clear superiority in outcomes is demonstrated.

IP Protection.

The ATI Receptor Blockers technology is covered by patent applications listed below, which, subject to our exercising our option to obtain the license, will be the subject of an exclusive to us by Yissum.

Title: Liposomal Formulations Comprising AT1 Receptor Blockers (ARB) and Uses Thereof (Composition matter and use claimed)

Status	Country	Application Date	Application Number	Publication Date	Publication Number	Expiry Date
Pending	US	July 15, 2022	17/793,254	April 27, 2023	2023/0129331	March 25, 2041
Pending	EU	October 25, 2022	21718237.7	February 8, 2023	4125809	March 25, 2041
Pending	CN	August 26, 2022	202180017153.5	October 11, 2022	115175664	March 25, 2041**

**	Note: this application was abandoned and divisional application in CN was filed. The divisional has not been published yet (as of January 22, 2026)

Current Status

In 2023, we entered into an option agreement with Yissum, the technology transfer company of the Hebrew University of Jerusalem, relating to a preclinical liposomal angiotensin receptor blocker (Nano-Candesartan, or ARB) program. Under the terms of the agreement, following completion of four designated preclinical studies, Yissum is required to deliver a final scientific report summarizing the results of those studies. Delivery of this final scientific report is a condition precedent to the commencement of a 90-day option exercise period, plus an additional 120-day negotiation period, during which we may negotiate an exclusive license to the ARB program.

As of the date of this report, we do not believe that Yissum has delivered a final scientific report that meets the definition set forth in the ARB option agreement. Certain data, analyses, and supporting materials that we understood would form part of the final scientific report remain outstanding. In addition, research activities continued throughout 2024 and 2025 under the approved research plan, with the knowledge and involvement of Yissum and University personnel, further supporting our understanding that the option period had not yet commenced.

In November 2025, Yissum informed us that, in its view, the ARB final scientific report had been delivered in September 2024 and that the option exercise period had therefore expired. We dispute this position and have communicated to Yissum that the September 2024 report did not include the components specified under the agreement and therefore does not constitute a final scientific report. We and Yissum are currently engaged in discussions to resolve this matter, and there can be no assurance as to the timing, outcome, or potential impact of these discussions on our rights under the option agreement.

Subject to the outcomes of our discussions with Yissum, we intend to proceed with an evaluation of the proposed collaboration opportunities and assess their feasibility, alignment, and potential impact. originally expected in the and now anticipated in the second half of 2026, before determining whether to exercise the exclusive license option. Initiation of this study has been delayed pending receipt of what we consider to be the contractually required final scientific report. If we are unable to obtain the exclusive license to the ARB program or determine not to pursue it, the Nano-Candesartan program would no longer be part of our development pipeline. Given the uncertainty of our rights to the option, we have determined to impair the recorded value of intangible asset associated with this program. Notwithstanding the need for further agreement on these matters, we present below our current understanding of the development efforts, pre-clinical studies and potential market opportunities relating to the Nano-Candesartan product candidate.

References:

1.	Keith SW, Gerber DE, Raghavan D, Galsky MD, Lin J, Wang L, et al. Angiotensin blockade therapy and survival in pancreatic cancer. BMC Cancer. 2022;22(1):920. doi:10.1186/s12885-022-09200-4

2.	Nakai Y, Isayama H, Ijichi H, Sasaki T, Kogure H, Yagioka H, Yamamoto K, Arizumi T, Hamada S, Miyabayashi K, Mizuno S, Kawakubo K, Yamamoto N, Hirano K, Sasahira N, Tateishi K, Tada M, Koike K. Phase I trial of gemcitabine and candesartan combination therapy in normotensive patients with advanced pancreatic cancer: GECA1. Cancer Science. 2012;103(8):1489-92. doi:10.1111/j.1349-7006.2012.02311.x

3.	Wilop S, von Hobe S, Crysandt M, Esser A, Osieka R, Jost E. Impact of angiotensin I converting enzyme inhibitors and angiotensin II type 1 receptor blockers on survival in patients with advanced non-small-cell lung cancer undergoing first-line platinum-based chemotherapy. Journal of Cancer Research and Clinical Oncology. 2009;135(10):1429–1435. doi:10.1007/s00432-009-0589-1

Clinical Background and Unmet Need

The global anticancer therapeutics market is undergoing rapid growth, driven by the rising incidence of cancer and advancements in treatment technologies. According to The Brainy Insights, the market was valued at approximately $222.71 billion in 2023 and is projected to reach around $885.44 billion by 2033, reflecting a compound annual growth rate (CAGR) of 14.80% from 2024 to 2033.

The Nano-Candesartan platform has broad potential applicability across multiple cancer indications. Although preclinical studies have demonstrated activity in various tumor models, our initial clinical development will focus on Pancreatic Ductal Adenocarcinoma (PDAC) as the first indication in which efficacy will be evaluated in humans.

PDAC is a highly aggressive malignancy with extremely limited treatment options and a very poor prognosis. Current standard therapies offer only modest survival benefits, and there remains a significant unmet need for more effective and better-tolerated treatments. PDAC remains one of the deadliest malignancies with a 5-year survival rate under 11% [1]. The current standard of care for advanced PDAC includes combination chemotherapy with Gemcitabine (Gemzar®) and Nab-Paclitaxel (Abraxane®), and provides only a limited survival benefit. Angiotensin receptor blockers (ARBs), including generic candesartan, have shown preliminary promise as modulators of the tumor microenvironment. Based on these findings, it is hypothesized that ARBs may have the potential to enhance the clinical outcomes of anti-cancer therapies, especially such deadly cancer as pancreatic.

Our novel formulation of liposomal ARB, Nano-Candesartan, is being developed as a potential combination therapy with standard-of-care agents such as Gemcitabine (Gemzar®) and Nab-Paclitaxel (Abraxane®). The objective of this approach is to explore whether modulation of the tumor microenvironment could improve tumor penetration and potentially reduce systemic risks such as blood pressure lowering. Preclinical data suggest Nano-ARB may also influence cancer-associated fibroblasts (CAFs) and vascular permeability, which could support enhanced delivery and retention of therapeutic agents within the tumor (EPR effect). However, these observations are based solely on preclinical findings. There can be no assurance that such effects will be observed in human studies, that they will translate into clinically meaningful outcomes, or that regulators will view these results as sufficient for approval.

Epidemiology and Market Size Estimates for Nano-Candesartan (Liposomal ARB) in Pancreatic Cancer

Global Revenue Potential for Nano-Candesartan in Pancreatic Cancer

U.S. incidence of Pancreatic Cancer is estimated at ~61,000 new cases per year. [4] Global incidence is estimated at ~495,000 cases annually. [5]

Revenue assumptions (U.S. Market Only):

-	Per Patient Per Month (PPPM) cost of treatment: estimated at $3,700–$7,400

-	Assumed average duration of treatment course (based on 3–4 months of use): 3.5 months

-	Per-patient course cost: $12,950 downside case scenario – $25,900 upside case scenario. Downside case scenario here reflects pricing at the lower end of the estimated range, driven by reimbursement pressure, competition, or a shorter treatment course. Upside case scenario reflects pricing at the upper end of the estimated range, aligned with premium pricing observed for other liposomal oncology agents demonstrating significant clinical benefit, or a longer treatment course. Final treatment duration will depend on outcomes from future clinical trials.

U.S. TAM based on the estimated 61,000 patients/year may then translate to:

~$790 million to $1.58 billion/year downside and upside case scenario respectively.

Global Revenue Potential for Nano-Candesartan in Pancreatic Cancer

Global TAM assumed at roughly 4 times the size of the U.S. market at around $690 million:

-	~$3.2 billion in downside case scenario

-	~$6.3 billion in upside case scenario

Serviceable Obtainable Market (SOM) for Nano-Candesartan in Pancreatic Cancer

At an assumed ~50% market penetration, projected U.S. revenue could reach approximately $390–790 million annually under the downside and upside case scenarios. This reflects the premium pricing typical of targeted liposomal oncology therapeutics, the severity of pancreatic cancer, U.S. payer willingness to reimburse high-cost treatments, and the lack of effective alternatives.

At assumed ~20% market penetration, projected global revenue could reach $632 million to 1.26 billion annually. This reflects the premium pricing typical of targeted liposomal oncology therapeutics, but also accounts for lower payer ability to reimburse outside the U.S. and greater variability in adoption and uptake across geographies.

Estimated Market Opportunity Summary for Nano-Candesartan (Liposomal ARB) in Pancreatic Cancer

Geography	Estimated Annual Cases	Assumed Pricing (per patient)	TAM (100% Coverage)	SOM (Realistic Penetration)
U.S.	~61,000 new PDAC cases	~$12,950–$25,900 (3.5 months PPPM: $3,700–$7,400)	~$0.8B–$1.6B	~$390M–$790M at ~50% penetration
Global	~495,000 new PDAC cases	~$12,950–$25,900 (same per-patient assumption)	~$3.2B–$6.3B	~$0.6B–$1.3B at ~20% penetration

The assumed pricing profile is based on benchmarks from other liposomal oncology drugs. While its potential use in a high-mortality, high-cost indication supports commercial attractiveness and significant global revenue potential, these estimates reflect our assumptions that are illustrative only. Actual outcomes will depend on future clinical trial results, regulatory approvals, regimen.

This product candidate is still in preclinical development and has not been approved by any regulatory authority. We do not yet know the final dosage, or number of injections required per treatment course, and actual pricing will depend on multiple factors including clinical results, regulatory approval, reimbursement, adoption, and competition.

References

1.	American Cancer Society. Pancreatic Cancer Survival Rates. https://www.cancer.org

2.	GoodRx (2024). Gemzar and Abraxane Pricing Estimates. https://www.goodrx.com

3.	Drugs.com (2024). Candesartan Cost Data. https://www.drugs.com

4.	SEER Cancer Statistics (2023). Pancreatic Cancer Incidence – United States. https://seer.cancer.gov

5.	GLOBOCAN 2022. Global Pancreatic Cancer Incidence and Mortality. https://gco.iarc.fr

6.	Solid Tumor Therapeutics Market Size by Cancer Type, by Drug Type, Regions, Global Industry Analysis, Share, Growth, Trends, and Forecast 2024 to 2033”. The Brainy Insights, January 2024

Liposomal Protein-Loaded Technology: Scientific Background Overview

Under the agreements with Yissum, we have a broad exclusive license for all human application utilizing liposomal based vaccines. The initial indications that we are pursuing in this regard relate to COVID 19 and West Nile virus.

Currently, there are four (4) different platforms that are used to develop viral vaccines:

●	Whole virus

●	Protein-based

●	Viral vector

●	Nucleic acid

Virus based vaccines can be live attenuated and inactivated.

The live attenuated vaccine (LAV) requires genetic manipulation to develop low-replication variants of the virus that cannot cause disease but can elicit a similar immune response to that seen in natural infections. It has been linked to genetic instability and the presence of residual virulence.

Inactivated vaccines are part of the standard viral vaccination technique. Because these vaccines contain many antigenic components, they have the ability to elicit a wide range of immune responses. Compared to live-attenuated vaccines, they are generally associated with lower reactogenicity but may also elicit weaker immune responses.. For inactivated vaccines to be effective, multiple inoculations and powerful combination therapies may be required.

Protein-based vaccines

Subunit vaccines implement purified immunogenic proteins or peptides. For example, the majority of Coronavirus (CoV) subunit vaccines target the Spike protein, particularly its receptor binding domain (RBD) which is highly immunogenic. Vaccination targets include viral structural proteins such as small envelope protein E, envelope spike protein S, nucleocapsid protein N, and matrix protein M. Sever Acute Respiratory Syndrome SARS-CoV RBD antibodies cross-react with the respective protein, and the resultant antisera neutralises the virus, shows that a vaccination targeting the S protein domain could be successful in preventing Coronavirus. The S protein of full-length i.e., S1, S2 subunit and RBD, proteins were identified as critical epitopes for generating neutralising antibodies as per computational analyses and studies on the viruses, SARS-CoV and MERS-CoV (Middle East Respiratory Syndrome-CoV). Antibodies against the RBD domain have early been shown protection against SARS and MERS-CoV infections, and the S1 epitope, containing both the RBD as well as N-terminal binding domain, NTD, has also been used to develop vaccines. A cluster of T cell epitope was discovered in the transmembrane part of the M protein, allowing the development of a significant cellular type of immune response against the SARS-CoV. For instance, Novavax Inc. (Gaithersburg, Maryland) used Matrix-M combination therapy recombinant protein nanoparticle technology and the Sf9 system to develop the subunit vaccine candidate for SARS-CoV-2. The antigen in Clover Biopharmaceuticals Inc.’s (Shanghai, CN) S-Trimer vaccine is a recombinantly generated homotrimer of the full-length S-protein.

A protein subunit vaccine, also known as a combination therapy recombinant vaccine, is assembled of virus components that enhance the human immune system without incorporating virus particles into the body. In 2020, Russian Federation established recombinant adenovirus vectors of type 26 (rAd26) and type 5 (rAd5), both of which carry the SARS-CoV-2 Spike protein gene. This vaccine was also shown to induce a strong cellular and humoral immune response.

Other protein-based vaccines consist of virus-like particles (VLPs), the recombinant proteins or supramolecular structures which may contain one or more copies of 10–200 nm nanoparticles assembling viral proteins. Virus-like particles are created using structural proteins that have been recombinantly generated (VLPs). VLPs, the S protein of SARS-CoV-2, facilitate host cell fusion via ACE2 receptor binding and priming via TMPRSS2, unlike in subunit vaccines where VLPs seem to be unable to directly attach to B cell receptors to form the antibodies. The VLPs of SARS-CoV-2, which are derived from genetically modified plants, have been shown to be effective in the production of neutralizing antibodies. Gene-based vaccines (GBVs) GBV encloses RNA, DNA, and the viral vector platforms and also each of them contributes peculiar advantages and disadvantages.

DNA vaccines, which are generally made up of a plasmid vector that encodes a target vaccine molecule and can elicit longer period of cellular and humoral immunity, can be mass-produced in large quantities. This type of vaccine does not require the use of live viruses and may be freeze-dried and stored for a long time even though in underdeveloped countries, a major issue like power outages can be faced where some vaccine batches become inoperable. Through DNA vaccines, immune responses are prompted against recombinant antigens encoded by genetically engineered DNA plasmids.

The immune system is able to recognize these foreign antigens generated by the host, resulting in a complete and adequate immunization. RNA-based vaccines invigorates the immunogen production via induction of both cellular and humoral immune responses. These vaccines also act on DNA based vaccine’s principle with an exception that there is no need of translocation to the nucleus for RNA transcription.

The display of viral proteins, such as the SARS-CoV-2 coat Spike protein, triggers humoral (neutralizing antibodies) and cellular responses that protect the recipient from the viral infection as well as from future infections. Thus, this approach requires both efficient mRNA delivery into target cells and the identification of suitable nucleic acid molecules that would trigger effective anti-viral immune response. BNT162b1, a lipid-soluble nanoparticles-based formulation containing mRNA encoding the S protein RBD trimer, was produced by Pfizer and BioNTech.

Viral vector vaccines often consist of attenuated recombinant virus, designed to encode sequence of an antigen for host cell delivery for high level endogenous production of that antigen and thus induces elevated levels of cellular and humoral immune responses. These vaccines grant increased capabilities of gene transduction because of the natural host cell infection ability of the viruses and these are of replicating or non-replicating. They are constructed to transmit one or many antigens, as well as the capacity to load a big genome suggest that a wider range of vaccines might be developed.

Whole virus and protein vaccines are well-established platforms. Examples of whole virus, live attenuated vaccines are measles-mumps-rubella vaccine and rotavirus vaccine; inactivated vaccines: hepatitis A and rabies; and protein vaccines: hepatitis B and acellular pertussis. Viral vector and nucleic acid (mRNA and DNA) vaccines are more novel platforms. The only viral vector vaccine licensed for human use is the Ebola vaccine by Merck.

The success of the vaccines from Pfizer-BioNTech (BNT162b2, also known as Comirnaty®) and Moderna (mRNA-1273, also known as Spikevax®) in combatting Coronavirus has demonstrated the value and rapid translational potential of lipid nanoparticles.

The Coronavirus pandemic introduced many millions of people to mRNA vaccines, saving many lives. These vaccines consist of two main components:

-	An mRNA molecule, a fragile single strand polymer of nucleic acid that instructs the host cells to produce predetermined protein(s)

-	A lipid nanoparticles (LNPs) coating that enables an efficient delivery of nucleic acids into living cells.

Upon injection these vaccines into the muscle, the mRNA in the vaccine is taken up by muscle cells and muscle immune cells that start producing the desired protein and displaying it to specialized immune cells. Despite of wide vaccination with the newly introduced mRNA vaccines, since 2020, the rapid evolution and spread of new Covid variants have caused severe illnesses and national lockdowns, proving to the world how critical it is to prepare for future potential pandemics.

Mutations of other dangerous viruses that are easily transferred from animals to humans, such as bird flu, can erupt at any moment, bringing the global healthcare system to the brink of collapse, as well as triggering a social and economic crisis similar to what occurred during Covid. New mutations of known deadly viral diseases, such as Ebola, can pose a rapid and aggressive threat to the entire world.

Novel Approach: LPLT by LipoVation

Our team has been focusing on the development of Liposomal Protein-Loaded Technology (LPLT), a novel immunization platform that we are evaluating for potential use in developing vaccines against a variety of viral diseases, including Coronavirus, West Nile Virus, Zika, HIV and others. The platform incorporates a proprietary lipid and a CCS-based delivery system designed to protect virus-specific antigens and support their delivery. This approach may enable coverage of a broader range of antigens, beyond the spike protein, which could potentially improve the breadth of immune responses. However, this program remains at a preclinical stage, and there can be no assurance that these features will translate into safety or efficacy in humans or that regulatory authorities will view them as sufficient for approval.

We are currently awaiting the completion of a SARS-CoV-2 challenge study involving 114 ACE2-transgenic mice, conducted by Prof. Barenholz. It is expected to conclude in the first quarter of 2026. The study is designed to evaluate the short- and long-term outcomes of the LPLT approach-based vaccination. The results of the study are also intended to inform us of the provisional patent application that we are currently working on. The results of this study are critical to determining the commercial viability of continued investment in this program. Prof. Barenholtz’s study was scheduled to be completed in the third quarter of 2025 but has been delayed due to contamination of the specialized BSL-3 unit designed for research of dangerous infectious agents that can be transmitted through the air and cause serious, potentially lethal disease.

The LPLT-based immunization platform is being designed to:

-	Significantly improve vaccines’ efficiency and be more durable than mRNA vaccines and, potentially, provide longer-lasting protection;

-	Provide broader cross-immunity to protect against new virus variants;

-	Expected to boost the immune system of people vaccinated with other vaccines as well as to effectively stop the spread of the pandemic;

Recent animal studies conducted by Prof. Barenholz suggest that the new LPLT technology may have the potential to induce immune responses and generate antibody levels in preclinical models. This novel immunization approach is being evaluated for its ability to broaden immune protection, including potential effects on mucosal immunity. Such effects, if confirmed, could be relevant in addressing viral mutations. However, these observations are limited to preclinical models, and there can be no assurance that they will be replicated in clinical studies, result in meaningful patient outcomes, or be considered sufficient by regulatory authorities for approval.

LPLT technology may potentially have several advantages over the current methods of protein delivery. Firstly, this unique CCS drug-delivery technology is designed to protect the proteins from degradation and clearance by the immune system or the liver, thus increasing their half-life and reducing the frequency and dose of administration. Secondly, it can improve the biodistribution and accumulation of the proteins at the desired sites of action, such as inflamed tissues, or infected cells, thus increasing their efficacy and reducing their side effects.

LPLT protein delivery technology is patent protected.

Title: Vaccines: Sphingolipids Polyalkylamines Conjugates for Vaccination

All composition of matter patents

Pursuant to the Yissum License Agreements, we have an exclusive, worldwide license for the development, use, manufacture and commercialization of products arising out of patents owned by, and patent applications filed by, Yissum in connection with LPLT vaccination approach.

The patent listed below was licensed to us on an exclusive basis by Yissum pursuant to the Yissum License Agreements.

Status	Country	Application Date	Publication Number	Patent Date	Patent Number	Expiry Date
Granted	US	May 5, 2006	2006/0252717	March 18, 2014	8,673,285	February 18, 2027

The U.S. patent referenced above relate to the proprietary lipid-based delivery system developed in Prof. Barenholz’s laboratory at the Hebrew University of Jerusalem. This patent, protects the composition and method of use of a liposomal nanoparticle platform incorporating ceramide carbamoyl spermine (CCS) for the delivery of recombinant protein antigens in vaccine formulations. They include composition of matter claims and methods of use for prophylactic and therapeutic immunization.

Planned Patent Applications and Timeline

Our liposomal vaccine platform is designed to co-encapsulate multiple recombinant protein antigens within a proprietary lipid nanoparticle system incorporating ceramide carbamoyl spermine (CCS), a synthetic lipid developed to enhance immunogenicity, antigen stability, and mucosal delivery. As mentioned previously, this platform has been initially evaluated in preclinical models for two viral targets: SARS-CoV-2 and West Nile Virus (WNV). The dual-antigen design includes the receptor binding domain (RBD) and nucleocapsid (N) proteins for SARS-CoV-2, and the EDIII and NS1 proteins for WNV, offering both neutralizing antibody and T-cell mediated immune responses.

Assuming the acceptable outcome of the ongoing long-term challenge animal study and our positive determination as o the commercial viability of the protein-based vaccine, we plan to submit a new provisional patent application we are covering the co-encapsulation of specific protein combinations targeting additional viruses, beyond SARS-CoV-2 and WNV. The new patent applications will focus on the antigen-specific compositions designed for each selected virus. These applications are expected to be submitted following completion and internal review of the final reports from both the West Nile Virus (WNV) and SARS-CoV-2 preclinical proof-of-concept and challenge studies. The key remaining milestones include: (i) completion and analysis of both short and long-term SARS-CoV-2 challenge study dataset, and (ii) drafting of patent claims specific to each antigen formulation.

There can be no assurance that these applications will result in issued patents, that any patents granted will provide meaningful protection, or that they will not be challenged by third parties.

Current Stage of Development

The vaccine candidates have completed initial preclinical proof-of-concept studies in rodent models. A short-term challenge study in BALB/c mice, conducted by Prof. Barenholz’s team at specialized BSL-3 unit, assessed immunogenicity, mucosal and systemic antibody titers, T-cell responses, viral clearance, and histopathology following intranasal administration. Preliminary results suggested a favorable immunogenicity profile, including mucosal IgA and T-cell responses, as well as potential reductions in viral load and lung injury in the treated groups. Of course, there can be no assurance that these features will be demonstrated in clinical studies or translate into meaningful treatment outcomes.

A long-term proof-of-concept (POC) challenge study using the SARS-CoV-2 virus is planned to be completed Q1 2026. In addition, a similar formulation targeting WNV using the same lipid-based delivery system is being evaluated in rodents. These data sets are critical for assessing the platform’s modularity and will help guide further development decisions, inform potential intellectual property filings, and support the design of our regulatory strategy.

24 Months Development Plan

Upon receipt and internal review of the final challenge study reports, the Company plans to:

1.	Evaluate go/no-go decision for advancement of either the SARS-CoV-2 or WNV vaccine candidate based on immunological outcomes and strategic alignment.

2.	In the event a decision is made to advance development, we intend to initiate IND-enabling studies for the selected candidate, including GLP toxicology and safety pharmacology studies in accordance with FDA guidelines.

3.	Develop clinical study protocol and prepare a standard IND submission for the chosen indication, with the goal of initiating a Phase 1 clinical trial focused on safety and immunogenicity in healthy volunteers.

Contingent R&D Milestones (12–24 months):

Milestone	Target Timeline
Final report of challenge/POC studies (SARS-CoV-2 and WNV)	Q1 2026
Internal review and candidate prioritization	Q2 2026
IND-enabling GLP studies initiation	Q3 2026-Q3 2027
GMP manufacturing + Pre-IND submission (standard pathway)	Q3-Q4 2027
Phase 1 trial initiation (pending IND clearance)	Q2 2028

Yissum Research and License Agreements

Our rights to the foregoing are based on research and license agreement with Yissum, the tech transfer company of the Hebrew University in Jerusalem. Below is a summary of the principal terms of these agreements.

On November 24, 2022, LipoVation entered into the Yissum Agreements, which were subsequently amended. Pursuant to the Yissum License Agreements, Yissum granted LipoVation an exclusive, worldwide, sublicensable license to develop, have developed, manufacture, have manufactured, use, market, distribute, export, import and/or sell products and/or processes that comprise, contain or incorporate certain technology relating to the Nanoparticles-based liposomal therapeutics, including the above noted patents (the “Licensed Patents”). Under the terms of the Yissum Agreements, Yissum retains the ownership of the Licensed Technology (as such term is defined therein). All rights in the results of the activities carried out by LipoVation or third parties in the development of these products shall be solely owned by LipoVation (unless an employee of the Hebrew University of Jerusalem or each of its branches is an inventor of any of the patents claiming such results, in which case they shall be owned jointly by Yissum and LipoVation). LipoVation m has the right to grant sub-licenses to third parties in accordance with the terms set forth in the Yissum Agreements.

Notwithstanding granting LipoVation the exclusive license, Yissum and the Hebrew University of Jerusalem retained the right to make non-commercial, academic use of the technology at the Hebrew University, including academic research sponsored by third parties that does not conflict or interfere with the license. In addition, Yissum may grant licenses to third party academic or research institutions for non-commercial, academic research and teaching purposes provided that any results from such efforts shall be the sole property of Yissum and shall be exclusively licensed to LipoVation under the agreement. If Yissum desires to license or divest any of the intellectual property rights, the Company has the right of first negotiation with respect to such rights. Under the license agreement, we are responsible for, and are required to exert, reasonable commercial efforts to carry out the development, regulatory, manufacturing and marketing work necessary to develop and commercialize products under the agreement in accordance with a specified development plan.

We paid Yissum a $35,000 license fee, and on each anniversary date of the agreement we owe pay Yissum an annual license maintenance fee of $35,000. The license fee is credited against royalties due to Yissum, and if we paid Yissum $100,000 during the previous year for research activities the license fee for said year is not due. Pursuant to the terms of the license agreement, we owe Yissum $150,000 upon the first patient being enrolled in a Phase I clinical trial; $300,000 upon the first patient in a Phase II clinical trial; $450,000 upon the first patient being enrolled in a Phase III clinical trial; and $600,000 upon the earlier of the first commercial sale in either Europe or the U.S.

Royalties will be payable to Yissum at the rate of 3% of sales of any products which use, exploit or incorporate technology covered by the Licensed Patents (“Net Sales”).

We also have to pay Yissum 13% of any proceeds we receive from sublicensees other than royalties from a sublicensee.

The exclusive license agreements are in effect, if not earlier terminated pursuant to the provisions of the Yissum Agreement, on a country-by-country, product-by-product basis, upon the later of: (i) the date of expiration in such country of the last to expire Licensed Patent included in the Licensed Technology; (ii) the date of expiration of any exclusivity on the product granted by a regulatory or government body in such country; or (iii) the end of a period of twenty (20) years from the date of the first commercial sale in such country. Should the periods referred to in items (i) or (ii) above expire in a particular country prior to the period referred to in item (iii), above, the license in that country or those countries shall be deemed a license to the Know-How during such post-expiration period.

Either LipoVation or Yissum may terminate the agreement immediately upon written notice to the other relating to bankruptcy and insolvency matters, upon 90 days’ written notice of a material breach if such breach is not cured, and upon 90 days with notice of a non-material breach, is such breach is not cured. Notwithstanding the foregoing, a party is entitled to an extra 45 days to cure a breach if the breach is not capable of cure during the stated period if the breaching party uses diligent good faith efforts to cure the breach. In addition, Yissum may terminate the agreement (a) immediately if an attachment is made over our assets and/or execution proceedings are taken against us and are not set aside within 60 days of the date of attachment or proceedings, as applicable and (b) if we fail to pay, in full, the research fee under a related sponsored research agreement upon 45 days’ notice, subject to certain exceptions. We may terminate the license agreement for any reason on 30 days’ prior written notice to Yissum.

Termination of the agreement will result in the termination of the license and, accordingly, the Licensed Technology and all rights included therein will revert to Yissum. All sublicenses under the agreement are required to provide that, upon termination of the license, in whole or in part, that is, with respect to any country, the sublicense shall terminate; provided that as long as the sublicensee is not in breach of the sublicense agreement at such time to the extent that we would have the right to terminate the sublicense, Yissum will be required to act in one of the two following ways: either (a) enter into a new agreement with the sublicensee upon substantially the same terms as the sublicense as long as the terms are amended such that Yissum is not subject to any obligation or liability which are not included in, or in greater scope than, Yissum’s obligations or liabilities under the license agreement; or (b) require the sublicensee to enter into a new license agreement on substantially the same terms and conditions as those contained in the license agreement.

We have the first right to prepare, file, prosecute and maintain any patent applications and patents in respect of the licensed technology and any part thereof, at our expense, subject to certain conditions. We are required to file each licensed patent application at least in the United States, Europe and Japan. We are also required to take action, in reasonable commercial circumstances and after consultation with patent counsel, in the prosecution, prevention or termination of any infringement of patents licensed under the agreement. We are responsible for the expenses of any patent infringement suit that we bring, including the expenses incurred by Yissum in connection with such suits. We are entitled to reimbursement from any awards or settlements recovered in such suit or in the settlement thereof for all costs and expenses involved in the prosecution of any such suit. If we elect not to pursue any action in connection with infringement and Yissum in good faith disagrees with us that it is in the mutual best interest of both parties not to pursue any such action, then, at our election, we may either allow Yissum to pursue such actions, at Yissum’s expense, or pay Yissum the royalties that Yissum would otherwise receive from us attributable to lost sales resulting from such alleged infringement

Research and Option Agreement with Yissum for the ARB Blockers

On October 25, 2023, we entered into Research and Option Agreement with Yissum with respect to the nanoparticles-based formulation of angiotensin receptor blockers (ARB) for intravenous administration. Under the agreement, we shall provide funding for research and development studies to be performed by researchers at Hebrew University related to the formulation, preparation and characterization of nanoparticles-based formulation of angiotensin receptor blockers (ARB) for intravenous administration. In consideration for the research services, we agreed to pay research service fees of $150,000, in periodic payments subject to completing specified milestones. All data generated from the provision of the services, including any reports, which are specifically required and contemplated under such agreement, shall be owned by us upon full payment of the research services fees. If a patentable invention arises from the research, we shall be responsible for funding the costs of the patent application. Each party will be entitled to terminate the agreement in the event of a breach by the other party of its obligations under the agreement, including, but not limited to, any payment failure, which is not remedied by the breaching party within 30 days of receipt of written notice from the non-breaching party.

The Company has the exclusive right within 90 days from receipt of the final scientific report to exercise the option to obtain an exclusive worldwide license for the production and commercialization of products with the underlying solution, and then the parties have up to 120 days to negotiate the specific terms of the license. If the parties fail to negotiate a license within said time period, Yissum shall have no further obligations to the Company.

As of September 30, 2025, we have paid Yissum a total of $226 ,000 pursuant to the Research and Option Agreement, as amended.

Subject to receiving a final report as to the results of the research, we have the exclusive right to enter into a license agreement substantially on the same terms as our current license agreement with Yissum. The research is continuing.

However, as discussed above under the caption “Our Second Lead Candidate, Nano-Candesartan (nanoparticles-based ARB), is being targeted for combination therapy with an initial indication in pancreatic ductal adenocarcinoma (PDAC), if we are unable to reach an amicable resolution with Yissum that preserves our right to exercise the option, or if we ultimately elect not to exercise the option based on the results of the large animal study, our development pipeline would exclude the Nano-Candesartan product candidate.

The disagreement with Yissum relates solely to the Nano-Candesartan program and does not affect the Company’s other development programs, including Nano-Mupirocin.

Our Growth Strategy

The Company plans to recruit an in-house development team, with members working on several projects simultaneously to save costs and maximize knowledge and expertise. Where relevant stages of the process will be subcontracted, with members of our team supervising their work.

We aim to progress with the continuous research and developments activities, to develop additional applications using its technologies and to develop future product candidates and the necessary clinical trials until such time as they can be commercialized through licensing to larger pharmaceutical companies which will take responsibility for completing advanced stages CTs trials, like Phase III and obtaining regulatory approvals and marketing the products.

In connection with our Development of Nano Mupirocin, we are planning to:

●	Seek funding through a potential clinical collaboration agreement through partnerships with U.S. government entities and non-profit organizations, such as BARDA and CARB-X in the United States and Israeli Innovation authority (IIA) for conducting Phase I Clinical Trials.

●	Implement strategy to minimize time to realization of the Nano Mupirocin, including:

-	forging strategic alliances with established pharmaceutical companies and pursuing non-dilutive funding through governmental and non-governmental grant programs, early in the development process, especially Phase 1-2 clinical trials. These partnerships could range from non-profit organizations like Carb-X for advancing novel treatment development to co-development with larger Pharma companies. However, there can be no assurance that such funding will be awarded or sufficient to support our development plan;

-	Concentrating on indications where antibiotic resistance poses a significant and immediate clinical challenge, and where Nano-Mupirocin can offer a distinct advantage;

-	Accelerating regulatory approvals through pathways like Breakthrough Therapy Designation or Priority Review;

-	Utilizing adaptive regulatory pathways and engaging in early dialogue with regulatory agencies to expedite the development timeline in order to achieve early regulatory milestones;

-	To further develop and strengthen its IP strategy and submit more patent applications for methods of production and methods of use, including Orphan Drug Designation protection for chosen disease.

●	To generate high-impact publications in reputable scientific and medical journals in collaboration with KOLs and leading researchers.

●	If we successfully conduct clinical trials, we plan to publish pivotal trials data and to present at major pharmaceutical and medical industry conferences. Positive data can significantly increase valuation and attract acquisition interest.

Our strategy for maximizing long-term value includes:

●	Expanding the development program to include a wider range of indications, demonstrating the versatility and broad applicability of Nano-Mupirocin across various infectious diseases. This can significantly enhance the long-term market potential.

●	Developing a comprehensive target market strategy that includes key regions affected by antibiotic resistance. Tailoring market approaches to fit regional healthcare landscapes is expected to maximize adoption and revenue generation.

●	Cultivating long-term relationships and collaborations with key institutions, health organizations, such as Israel Innovation Authority WHO and NIH, NGOs, and governments, especially in regions with high burdens of antibiotic-resistant infections. These partnerships can facilitate market access, drive adoption, and support public health initiatives.

With respect to Development of ARB combination therapy, our strategy includes:

●	Early Collaborative Ventures: Initiate strategic collaborations with leading oncology-focused pharmaceutical companies early in the development cycle, particularly following promising preclinical results or early-phase clinical trial success. These collaborations could encompass licensing deals, co-development agreements, or joint ventures, aimed at leveraging external expertise and resources to accelerate ARB’s progression through clinical development and regulatory pathways.

●	Target High-Impact Indications: Prioritize cancer indications where the tumor microenvironment (TME) significantly impacts treatment outcomes and where current therapeutic options are limited. Focusing on these indications can potentially facilitate expedited regulatory approvals, such as orphan drug status or breakthrough therapy designation, enhancing ARB’s attractiveness to potential partners and acquirers.

●	Strategic Regulatory Engagement: Pursue early and continuous engagement with regulatory bodies to navigate the development process efficiently, utilizing programs like the FDA’s Fast Track and Priority Review to shorten the timeline to market authorization.

●	Robust IP Portfolio Development: Expand and protect the intellectual property landscape around main ARB patent, including its unique liposomal formulation manufacturing methods and potential use cases across various solid tumors.

●	Data Publication and Presentation: Strategically release clinical trial results and other key data milestones at major oncology conferences and in high-impact journals to maximize visibility and interest from the oncology community, investors, and potential acquirers.

●	Timely Exit Considerations: Evaluate exit opportunities following pivotal Phase 2 data, which often serves as an inflection point in valuation for emerging oncology therapies, balancing the potential for further value appreciation against the risks and costs of later-stage development.

●	Expanding Therapeutic Range: Broaden the scope of ARB’s development program to explore its potential across a diverse array of solid tumors, capitalizing on the versatility of the liposomal formulation to address multiple facets of the TME. This expansion can significantly enhance ARB’s market potential and long-term value.

●	Enduring Partnerships and Collaborations: Forge and maintain strategic partnerships with academic institutions, research organizations, and cancer advocacy groups to advance ARB’s development and adoption. Engaging with the broader oncology community can foster support for ARB’s innovative approach to cancer treatment. We also plan to engage with major pharmaceutical companies regarding existing cancer therapy products in the market, aiming to collaborate and integrate our combination therapy nano-ARB with approved treatments. This collaboration aims to facilitate lower doses, improve toxicity profiles, enhance treatment efficacy, and reduce resistance to current therapies.

By adhering to this multi-path strategy, we are planning to ensure that the ARB project is optimally positioned to navigate the complexities of the oncology field, from developmental hurdles to regulatory approvals and market entry, aligning our efforts with the ultimate goal of transforming cancer treatment paradigms.

In this regard, we note that there can be no assurance that we will be able to secure above referenced development partnerships or collaborations. However, we do not rely on public funding and continue to pursue multiple funding strategies to support our development programs. If we are unable to successfully contract with third parties for development support, we may need to target less indications and/or raise additional funds to continue advancing our product candidates.

Manufacturing

Development plan and Chemistry, Manufacturing, and Controls (CMC)

CMC activities are centered on the development of manufacturing methods, scaling up processes, and preparing Nano-Mupirocin for clinical trials. We do not own or operate, and currently have no plans to establish, any manufacturing facilities.

We have engaged, and currently rely on, a single third-party CMO, STA Pharmaceutical Hong Kong Limited, a Hong Kong corporation and an affiliated company of WuXi AppTec a global pharmaceutical CDMO providing integrated drug discovery, development & manufacturing services across Asia, Europe & North America for the supply of our product candidates for use in our preclinical studies and future clinical trials. Should our CMO become unavailable to us for any reason, we believe that there are a number of potential replacements, although we would incur delay and cost in identifying and qualifying such replacements. We maintain a master services agreement with STA Pharmaceuticals pursuant to which it has agreed to provide substance development and manufacturing services on a per-project basis. The agreement includes confidentiality and intellectual property provisions to protect our proprietary rights related to our product candidates. While any reduction or halt in supply from the CDMO could limit our ability to develop our product candidates until a replacement CDMO is found and qualified, we believe that we have sufficient supply to support our current clinical trial programs. See “Risk Factors” for additional information. As of today, the 25L clinical batch manufacturing has been completed and its final release is underway.

WUXI STA has developed the production process, ensuring compliance with regulatory standards while effectively scaling up to produce clinical trial batches. The analytical methods necessary for product characterization are developed by our R&D team in close collaboration with WUXI STA. These methods are intended to assess critical attributes of the drug product, including potency, impurity levels, particle size distribution, and stability. They form the foundation of quality control and regulatory compliance efforts. Simultaneously, we have initiated the bioanalytical methods development. These bioanalytical methods are intended to support the validated quantification of Nano-Mupirocin and its metabolites in relevant biological matrices and will be used to generate pharmacokinetic and metabolism data in preclinical studies and subsequent clinical trials. Metabolite analysis, performed in collaboration with STA Pharmaceutical, aim to provide deeper insights into the drug’s pharmacokinetics and metabolism. This dual approach ensures a thorough characterization of Nano-Mupirocin, laying the groundwork for successful clinical development and regulatory submission.

Phase 1 clinical activities for Nano-Mupirocin are scheduled to commence in the third quarter of 2026, subject to the procurement of additional capital or grant funding. The initial study is designed to evaluate the safety, tolerability, and pharmacokinetics of the candidate. While the clinical trial protocol has been finalized, the Company expects to initiate the trial in Israel and/or South Africa, contingent upon regulatory and logistical factors.

In February 2026, the Company received regulatory approval from the Israeli Ministry of Health. Additionally, a pre-Investigational New Drug (pre-IND) meeting with the U.S. Food and Drug Administration (FDA) is planned for the fourth quarter of 2026 – early 2027. Following completion of the Phase 1 trial, the resulting data will be analyzed to establish the drug’s pharmacokinetic profile and inform the strategy for subsequent clinical development.

Management believes that this comprehensive plan is designed to ensure that Nano-Mupirocin progresses systematically through manufacturing and clinical evaluation, adhering to regulatory standards and providing the necessary data to support further development.

Competition

The pharmaceutical industry is characterized by rapidly advancing technologies and intense competition and a strong emphasis on proprietary drugs. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies, as well as public and private research institutions. Any product candidates that we successfully develop and commercialize, if approved, will compete with existing therapies and new therapies that may become available in the future.

The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their safety, efficacy, convenience, price, the level of generic competition, the existence of therapeutic alternatives and the availability of coverage and reimbursement from government and other third-party payors.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved drugs than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. The current market for treatments that assist in novel therapeutics for major unmet medical needs, is highly unknown. Our commercial opportunity would be reduced significantly if our competitors develop and commercialize products that are safer, more effective, more convenient, have fewer side effects or are less expensive than our product candidates.

Competition related to Nano Mupirocin

The global challenge of antibiotic resistance has prompted significant efforts by pharmaceutical companies, biotechnology firms, and academic institutions to develop innovative therapeutic solutions, including novel antibiotics, antibiotic combination therapies, bacteriophage therapies, antimicrobial peptides, and other non-traditional antibacterial strategies. Our Nano-Mupirocin product candidate is being evaluated as a potential systemic therapy that leverages the known antibacterial activity of mupirocin together with a novel liposomal delivery system. This approach may allow alternative distribution and pharmacokinetic properties in preclinical models; however, this program remains in preclinical development, and there can be no assurance that such characteristics will be observed in humans or that they will result in regulatory approval.

Among our direct competitors are companies advancing new chemical entities (NCEs) that exhibit novel mechanisms of action against resistant bacteria, including Spero Therapeutics and Entasis Therapeutics, which are developing innovative classes of antibiotics designed to target gram-negative bacteria, including those resistant to carbapenems and third-generation cephalosporins. These new antibiotics aim to address critical gaps in current treatment options for multidrug-resistant infections. The US-based startup Acurx Pharmaceuticals offers Ibezapolstat, their lead antibiotic candidate, for the treatment of clostridium difficile infections. This antibiotic blocks the Pol 3IIIC enzymes in streptococcal, staphylococcal, and enterococcal infections. The antibiotic also inhibits further DNA replication of CDI-causing pathogen and is currently undergoing Phase II trials. Dutch startup AGILeBiotics creates novel antibiotics for the treatment of hospital-acquired infections such as ventilator acquired pneumonia, bloodstream infections, and neonatal sepsis. Further, this startup develops treatment options for multi-drug resistant tuberculosis and cystic fibrosis. Their Toframicin agent is currently undergoing preclinical development and is already delivering in-vitro results. The US-based startup Geom Therapeutics, in partnership with a Korean biotechnology company LegoChem Biosciences, provides GT-1, a novel cephalosporin class antibiotic. GT-1, with the help of a siderophore receptor, binds with iron and takes a trojan horse approach to attack the resistant bacteria. The Global Antibiotic Research & Development Partnership (GARDP) in collaboration with Innoviva Specialty Therapeutics, a subsidiary of Innoviva, Inc. (Nasdaq: INVA), recently announced that zoliflodacin, a clinically competitive candidate antibiotic, met its primary endpoint in an global pivotal phase 3 clinical trial (for the treatment of gonorrhoea indication). Study investigators found that oral zoliflodacin demonstrated statistical non-inferiority of microbiological cure at the urogenital site when compared to treatment with intramuscular (IM) injection of ceftriaxone and oral azithromycin, a current global standard of care regimen. In the study, zoliflodacin was found to be generally well tolerated and there were no serious adverse events or deaths recorded in the trial.

In addition to traditional small molecule antibiotics, there is significant research and development activity in the field of antibiotic combination therapies. These are compounds that, when used in combination with existing antibiotics, can enhance their efficacy, expand their spectrum of activity, or overcome resistance mechanisms.

VenatoRx Pharmaceuticals and Forge Therapeutics are exploring beta-lactamase inhibitors and metalloenzyme inhibitors as potential combination therapys to restore the activity of beta-lactam antibiotics against resistant strains.

Bacteriophage therapy represents another emerging area of competition. This approach utilizes viruses that specifically target and kill bacteria, offering a highly selective alternative to conventional antibiotics. Companies like Pherecydes Pharma and BiomX are at the forefront of developing phage-based therapies for indications where antibiotic resistance is a significant concern, such as infections caused by MRSA and Pseudomonas aeruginosa.

Antimicrobial peptides (AMPs) and other non-traditional antibacterial agents are also under development by companies like ContraFect Corporation and Polyphor AG. These agents offer novel modes of action that differ from traditional antibiotics, potentially bypassing existing resistance mechanisms and providing new treatment avenues for resistant infections.

In the realm of drug delivery technologies similar to our liposomal formulation, companies like Matinas BioPharma and Encapsula NanoSciences are leveraging lipid-based nanoparticles and other nanocarriers to improve the pharmacokinetics, safety, and efficacy of antimicrobial agents. These technologies aim to enhance drug stability, reduce toxicity, and improve tissue penetration, offering potential competitive advantages over conventional formulations.

Furthermore, the ongoing discovery of new resistance mechanisms and the genetic adaptability of pathogenic bacteria necessitate continuous innovation in the field of antimicrobial research. Academic and government research institutions, often in collaboration with industry partners, are vital sources of novel antibacterial strategies and could present future competitive threats or opportunities for collaboration.

Recent FDA approvals of oral therapies such as zoliflodacin (Nuzolvence) and gepotidacin (Blujepa) for uncomplicated gonorrhea may expand treatment options in outpatient settings. However, these therapies are primarily designed for uncomplicated infections and may have limitations in certain clinical scenarios, including severe, invasive, or treatment-refractory cases.

We believe that there remains a potential need for additional therapeutic options targeting more complex or resistant infections, particularly in hospital or high-acuity settings.

Given the ongoing risk of antimicrobial resistance, including the potential for reduced susceptibility to newly approved agents over time, therapies with differentiated mechanisms may play a role in future treatment paradigms. We are exploring the potential positioning of Nano-Mupirocin as a treatment option for complicated infections where existing therapies may be insufficient or contraindicated; however, such positioning will depend on clinical outcomes, regulatory approval, and market adoption.

The regulatory landscape for new antibacterial agents is stringent, with a high emphasis on demonstrating not only efficacy and safety but also a clear advantage over existing therapies in terms of resistance management and clinical outcomes. Our Nano-Mupirocin’s unique mechanism of action, broad-spectrum activity, and enhanced delivery system position it as a promising candidate in this competitive environment. However, the success of Nano-Mupirocin will depend on our ability to demonstrate its clinical benefits, safety profile, and cost-effectiveness relative to these emerging therapies.

While our Nano-Mupirocin product candidate is being evaluated as a potential approach to addressing the critical issue of antibiotic resistance, it faces competition from a range of traditional and non-traditional antibacterial therapies under development.

Our strategic positioning and ongoing innovation will be key to differentiating Nano-Mupirocin in this diverse and evolving competitive landscape.

Competition related to ARB (AT1 receptor blocker) novel cancer therapy combination therapy

We also face competition from a wide range of pharmaceutical and biotechnology companies in the field of cancer therapy, particularly in the development of treatments targeting the tumor microenvironment (TME) to enhance the efficacy of chemotherapy and immunotherapy. Many of these competitors are working on advanced therapeutic strategies that include, but are not limited to, targeted therapies, immune checkpoint inhibitors, cancer vaccines, oncolytic viruses, and cell therapies. These therapies aim to improve drug delivery, overcome TME-induced drug resistance, and modulate the immune system’s response to cancer.

Several companies are developing liposomal formulations and other nanoparticle-based delivery systems designed to improve the delivery and efficacy of cancer drugs, including Merrimack Pharmaceuticals and Celator Pharmaceuticals, that have developed liposomal platforms for chemotherapeutic agents. These platforms aim to enhance drug accumulation in tumor tissues while minimizing systemic toxicity, similar to our ARB’s intended mechanism of action.

Additionally, AstraZeneca, Roche, and Merck are advancing the development of therapies targeting the TME, particularly focusing on modulating the immune microenvironment and overcoming the immunosuppressive barriers within solid tumors. These efforts include the development of novel immune checkpoint inhibitors and agents targeting CAFs, ECM remodeling enzymes, and other components critical to TME dynamics.

Emerging biotech firms are also exploring innovative approaches to TME normalization, such as the use of small molecule inhibitors, monoclonal antibodies targeting CAFs or ECM components, and gene therapy approaches to modulate the TME. These therapies aim to improve the penetration and effectiveness of existing cancer treatments and may provide direct competition to our ARB technology.

On the technological front, advancements in nanotechnology, drug formulation, and targeted delivery mechanisms, including the use of targeting ligands and stimuli-responsive release systems, present potential competition. These technologies aim to enhance the selective accumulation and controlled release of therapeutics within the TME, which is a key feature of our liposomal ARB formulation.

Furthermore, the use of angiotensin receptor blockers (ARBs) in cancer therapy, while innovative, is not exclusive to our company. Research institutions and pharmaceutical companies are investigating the repurposing of ARBs and other similar agents for oncological applications, given their potential anti-tumor effects. This could lead to direct competition with our ARB product candidate, especially if these entities develop formulations or combinations that demonstrate superior efficacy or safety profiles. However, while other methods of delivering ARBs orally or intravenously may lower blood pressure, making them unsuitable for a large portion of cancer patients, the liposomal ARB has been demonstrated in animal models to be safe without reducing blood pressure. This allows for its potential administration in a safe and efficacious manner.

The competitive landscape in oncology is highly dynamic, with continuous advancements in science and technology leading to the emergence of novel therapeutic modalities. Regulatory approvals, strategic partnerships, and market adoption of competing therapies could significantly impact the commercial potential of our ARB product candidate.

While our proprietary Liposomal Protein-Loaded Technology and the innovative use of ARB for TME normalization present a unique approach to cancer therapy, we acknowledge the presence of significant competition from existing and forthcoming technologies aimed at improving the treatment of solid tumors. Our success will depend on our ability to demonstrate superior efficacy, safety, and patient outcomes compared to these competing therapies.

Competition related to the novel vaccination platform LPTP

The global race to develop effective vaccines against Coronavirus has led to a highly competitive environment, with numerous pharmaceutical companies, biotech firms, and academic institutions actively engaged in the creation of a variety of vaccine platforms. These include mRNA vaccines, viral vector vaccines, protein subunit vaccines, and inactivated virus vaccines, among others. Each of these platforms has its own set of advantages and challenges, particularly in terms of efficacy, safety, storage requirements, and ease of distribution.

Our liposomal booster vaccine, leveraging proprietary Liposomal Protein-Loaded Technology, faces competition from several established and emerging vaccine technologies. Notably, mRNA vaccines from companies like Pfizer-BioNTech and Moderna have received widespread approval and adoption due to their high efficacy rates and relatively rapid development timelines. However, limitations related to cold-chain storage, distribution challenges, and the need for booster doses to maintain immunity, especially against emerging variants, highlight areas where our technology could offer significant advantages.

Viral vector vaccines, such as those developed by AstraZeneca-Oxford and Johnson & Johnson, also present competition. These vaccines have the advantage of stable storage temperatures compared to mRNA vaccines but have faced challenges related to rare adverse events and variable efficacy rates across different populations and virus variants.

Protein subunit vaccines, including those developed by Novavax and Sanofi-GSK, offer a more traditional approach to vaccination and generally have a well-studied safety profile. These vaccines, however, may also require combination therapies to enhance immune response and may face similar challenges in terms of scalability and adaptability to new variants as our liposomal booster vaccine.

In addition to these established platforms, several companies and research institutions are exploring next-generation vaccine technologies, such as nanoparticle-based vaccines, DNA vaccines, and intranasal vaccines. For example, companies like Vaxart are working on oral vaccines, while others, such as Altimmune, are developing intranasal vaccines that could offer advantages in terms of administration and mucosal immunity, directly competing with the administration route proposed for our liposomal booster vaccine.

Emerging technologies focusing on universal coronavirus vaccines aim to provide broad protection against multiple strains and variants of coronaviruses, including SARS-CoV-2 and its variants. This approach could potentially outpace the variant-specific booster strategy by offering long-lasting immunity across a wider array of potential future threats.

The competitive landscape is further complicated by the global nature of the Coronavirus pandemic, which requires vaccines not only to be effective and safe but also accessible and scalable to meet the vast demands of different countries and populations. Regulatory approvals, strategic alliances, manufacturing capabilities, and distribution networks will play crucial roles in the successful deployment of Coronavirus vaccines, including our liposomal booster vaccine.

While our liposomal booster vaccine is expected to offer distinct advantages in terms of durability, broad-spectrum immunity, minimal side effects, it enters a highly competitive and rapidly evolving market. The success of our vaccine will depend on our ability to demonstrate superior efficacy, safety, and ease of use compared to existing and forthcoming Coronavirus vaccines, as well as our capacity to navigate regulatory, manufacturing, and distribution challenges in a timely manner in additional antiviral product development programs.

Intellectual Property

We strive to protect the intellectual property that we believe is important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, their methods of production, related technologies and other inventions. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of technical know-how.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others. We have discussed above our strategy with respect to the patent protection for each of our product candidates.

The patent positions for companies like us are generally uncertain and can involve complex legal, scientific and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Regulation

 Government Regulation

Government authorities at the federal, state and local level in the United States and in other countries and jurisdictions, including UK, EU and chosen APAC countries, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, sales, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting and import and export of pharmaceutical products such as those we are developing.

We, along with our CMOs, CROs and third-party vendors, will be required to satisfy these requirements in each of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes, regulations, and other regulatory requirements, require the expenditure of substantial time and financial resources.

Licensure and Regulation of Pharmaceutical Products in the United States

Licensure and Regulation of Pharmaceutical Products in the United States

We are currently developing product candidates that are regulated as pharmaceutical (drug) products. In the United States, the development, approval, and commercialization of pharmaceutical products are governed primarily by the Federal Food, Drug, and Cosmetic Act (FDCA) and related regulations enforced by the U.S. Food and Drug Administration (FDA). Drug development programs may ultimately proceed toward one of two primary FDA approval pathways under the Food, Drug, and Cosmetic Act: Section 505(b)(1) or Section 505(b)(2). A 505(b)(1) application is used for new drugs with full reports of safety and efficacy data from studies conducted by the applicant. In contrast, a 505(b)(2) application may permit, subject to FDA discretion, the sponsor to rely in part on data not developed by them, such as published literature or data from an already approved drug, while still submitting original clinical or preclinical data required to support the proposed changes—such as a new formulation, dosage form, or indication. The 505(b)(2) pathway may be considered for product candidates involving reformulation or repositioning of existing drugs and, while it could potentially reduce development time and cost, there can be no assurance that the FDA will permit its use or that it will ultimately result in approval. In addition to the FDCA, pharmaceutical products are subject to various other federal, state, and local laws and regulations.

Our product candidates are in early stages of development and have not yet been approved for marketing or commercial distribution in the United States.

To obtain FDA approval to market and distribute a new pharmaceutical product in the United States, a sponsor must successfully complete the following regulatory steps:

●	Preclinical Testing: Conduct laboratory and animal studies to evaluate pharmacology, toxicology, and formulation, in accordance with the FDA’s Good Laboratory Practice (GLP) regulations, where applicable.

●	Manufacturing Compliance: Develop and manufacture the drug substance and drug product in accordance with current Good Manufacturing Practice (cGMP) requirements, including analytical method validation, process validation, and stability testing.

●	Investigational New Drug (IND) Application: Submit an IND to the FDA to obtain authorization to initiate human clinical trials. The IND must include preclinical data, manufacturing information, and a proposed clinical trial protocol. The IND must become effective (30-day FDA review period) before human studies may commence.

●	Institutional Review Board (IRB) Approval: Obtain approval from an IRB for each clinical trial site before enrolling participants in any clinical study.

●	Clinical Trials: Conduct a series of well-controlled human clinical trials, in accordance with current Good Clinical Practice (cGCP) standards, to demonstrate the safety and efficacy of the product for each intended indication.

●	New Drug Application (NDA): Prepare and submit an NDA to the FDA, providing comprehensive data from preclinical and clinical studies, detailed manufacturing and quality control information, and proposed product labeling.

●	FDA Inspections: Undergo one or more inspections by the FDA of clinical trial sites, testing facilities, and manufacturing sites (including third-party contractors), to confirm compliance with cGMP, GLP, and cGCP standards, and to ensure data integrity and product quality.

●	User Fee Payment: Pay applicable user fees under the Prescription Drug User Fee Act (PDUFA), unless an exemption applies.

●	FDA Review and Approval: The FDA reviews the NDA and may convene an advisory committee for input. Approval is granted if the FDA determines that the product is safe and effective for its intended use, and that the manufacturing process ensures consistent product quality.

●	Post-Approval Commitments: If approved, the sponsor must comply with post-marketing requirements, which may include Risk Evaluation and Mitigation Strategies (REMS), Phase 4 (post-marketing) studies, periodic safety reporting, and continued compliance with cGMP and labeling regulations.

Failure to comply with the applicable requirements at any time during the product development process, including preclinical testing, clinical testing, the approval process, or post-approval process, may subject an applicant to delays in the conduct of the study or regulatory review and approval, as well as administrative or judicial sanctions or other consequences. These sanctions or consequences may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical testing, issuance of clinical holds for planned or ongoing studies, refusal to approve pending applications, suspension or revocation of existing product licenses or approvals, issuance of warning or untitled letters, adverse publicity, product recalls, marketing restrictions, product seizures, import detentions and refusals, total or partial suspension of manufacturing or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or the Department of Justice (“DOJ”), and other governmental entities, including state agencies.

Preclinical Studies and Investigational New Drug Application

Once a therapeutic product candidate is identified for development, it must undergo preclinical studies (also known as preclinical testing) before any testing may be conducted in humans. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate the potential for efficacy and toxicity in animals. The conduct of preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLPs. The results of the preclinical tests, together with manufacturing information, analytical data, and plans for the proposed clinical studies, are submitted to the FDA as part of an IND. Some preclinical testing may continue after an IND is submitted.

An IND is a request for FDA authorization to administer an investigational new drug product to humans. The IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or the conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding FDA concerns before the clinical trials can begin. As a result, submission of an IND may or may not result in FDA authorization to begin a clinical trial, or to begin a clinical trial on the terms originally specified by the sponsor in the IND.

At any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, the FDA may impose a partial or complete clinical hold. Clinical holds may be imposed by the FDA when there is concern for patient safety, and may be a result of new data, findings, or developments in clinical, preclinical, and/or chemistry, CMC or where there is non-compliance with regulatory requirements. This order would delay either a proposed clinical trial or cause suspension of an ongoing trial, until all outstanding concerns have been adequately addressed and the FDA has notified the company that investigations may proceed. A separate submission to an existing IND must also be made for each successive clinical trial conducted, and the FDA must grant permission, either explicitly or implicitly, by not objecting before each clinical trial can begin.

Human Clinical Trials

Clinical trials involve the administration of an investigational drug product to healthy volunteers or patients with the disease or condition to be treated under the supervision of qualified investigators. Clinical trials must be conducted in accordance with GCPs, which establish ethical and data integrity standards for clinical testing, as well as the requirements for informed consent.

Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, dosing procedures, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

For clinical trials conducted in the United States, an IND is required, and each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects and the possible liability of the institution. An IRB must operate in compliance with FDA regulations.

The FDA, IRB or the trial sponsor may suspend a clinical trial at any time on various grounds, including a finding that the trial is not being conducted in accordance with GCPs or IRB requirements or that research subjects or patients are being exposed to an unacceptable health risk. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or data monitoring committee. Depending on its charter, this group may recommend continuation of the trial as planned, changes in trial conduct, or cessation of the trial at designated check points based on certain available data from the trial.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, FDA may accept the results of the study in support of a BLA if the study was well-designed and conducted in accordance with GCPs, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may be required after approval.

●	Phase 1 clinical trials are initially conducted in a limited population of healthy subjects to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and PD. In the case of some products designed to address severe or life-threatening diseases, initial human testing is often conducted in patients with the disease, especially when the product may be too inherently toxic to ethically administer to healthy volunteers.

●	Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the preliminary efficacy of the product candidate for specific targeted indications and determine dose tolerance and recommended dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials.

●	Phase 3 clinical trials are typically conducted to further refine dosage regimens, generate substantial evidence of clinical efficacy, and expand the safety database by evaluating the investigational product in a broader and more diverse patient population across multiple, geographically dispersed clinical trial sites. These trials are generally well-controlled and statistically powered to support regulatory decision-making regarding product approval and labeling.

Such studies are commonly referred to as “pivotal trials,” as they are designed to provide the definitive data required by regulatory authorities to assess the risk-benefit profile of the product. However, in certain cases, such as for investigational products targeting rare diseases with Orphan Drug Designation, a Phase 2 trial may be deemed pivotal if it is sufficiently robust to provide the clinical evidence necessary to support targeted marketing application.

While the IND is active and before approval, progress reports detailing the results of the clinical trials and preclinical studies performed since the last progress report must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries. Sponsors of certain clinical trials of FDA-regulated products are required to register and disclose information about ongoing clinical trials, including information related to the drug, patient population, phase of investigation, trial sites and investigators. Sponsors are also obligated to disclose the results of completed clinical trials, other than Phase 1 clinical trials, within specific timeframes. Information about applicable clinical trials is published on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institute of Health (NIH).

During the development of a new pharmaceutical product, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development.

Compliance with cGMPs

Concurrent with clinical trials, companies must finalize a process for manufacturing the product in commercial quantities in accordance with cGMPs. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the products do not undergo unacceptable deterioration over their shelf life. Before approving a New Drug Application ( NDA), the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMPs and adequate to assure consistent production of the product within required specifications. Material changes in manufacturing equipment, location, or process post-approval, may result in additional regulatory review and approval.

Review and Approval of an NDA

The results of clinical trials and preclinical studies, together with detailed information regarding the manufacturing processes, chemistry and composition of the product, the proposed labeling and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more specified indications. Clinical and preclinical data may come from company-sponsored trials or from a number of alternative sources, including studies initiated by investigators, and the NDA must include any negative and ambiguous results, as well as positive results. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity, and potency of the investigational product to the satisfaction of the FDA. For most NDAs, the sponsor is required to pay a substantial application user fee at the time of submission and the sponsor of an approved NDA is subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

The FDA has 60 days after submission of the application to conduct an initial review to determine whether to accept it for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. If the submission has been accepted for filing, the FDA begins an in-depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review of the application. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs and the review process may be significantly extended by FDA requests for additional information or clarification.

During its review of a NDA, the FDA may refer applications for novel pharmaceutical products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Accordingly, there can be no assurance that a favorable advisory committee recommendation, if obtained, will result in FDA approval.

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities and any FDA audits of preclinical and clinical trial sites to assure compliance with GLPs or GCPs, the FDA may approve the NDA or issue a complete response letter. A complete response letter may require additional clinical data and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Sponsors that receive a complete response letter have one year to submit information that represents a complete response to the deficiencies identified by the FDA. The FDA will then re-review the application, taking into consideration the response, and determine whether the application meets the criteria for approval. Failure to respond to a complete response letter will serve as a withdrawal of an application. The FDA will not approve an application until issues identified in any complete response letters have been addressed.

If the FDA approves a new product, it may limit the approved indication(s) for use of the product. It may also require that contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may require post-approval studies, including Phase 4 clinical trials, to further assess the product’s efficacy and/or safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

After approval, if there are any modifications to the approved product, including changes in the indications, dosage forms, labeling, or manufacturing processes or facilities, the sponsor may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the generation of additional data or the conduct of additional preclinical studies and clinical trials.

Post-Approval Regulation

Upon FDA approval of a NDA, the sponsor is required to comply with all applicable post-approval regulatory requirements for pharmaceutical products, including any specific conditions imposed by the FDA as part of the approval for the product or its indicated use. The sponsor will be required to report certain adverse reactions and production problems to the FDA, provide updated safety and efficacy information, obtain FDA approval for certain manufacturing and labeling changes, and comply with requirements concerning advertising and promotional labeling, record-keeping, and drug supply chain security. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections for compliance with ongoing regulatory requirements, including cGMPs. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control, as well as pharmacovigilance activities, to maintain compliance with cGMPs and other regulatory requirements.

Post NDA regulations include, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the NDA is approved. Once a NDA is approved, the sponsor can make only those claims relating to safety, efficacy, purity and potency that are in accordance with the provisions of the approved label. In the United States, healthcare professionals are generally permitted to prescribe legally available drugs for uses that are not described in the product’s labeling and that differ from those approved by the FDA. Such off-label uses are common across medical specialties. The FDA does not regulate the practice of medicine or healthcare providers’ choice of treatments. However, FDA regulations do impose rigorous restrictions on manufacturers’ communications of off-label uses. Additionally, promotional materials for prescription drug products must be submitted to the FDA in conjunction with their first use.

The FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

The FDA may withdraw product approval if compliance with regulatory requirements and standards is not maintained or if issues occur after the product reaches the market. Later discovery of previously unknown issues with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions and consequences including:

●	restrictions on the marketing or manufacturing of the product, including total or partial suspension of production, or complete withdrawal of the product from the market;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product recall, seizure or detention, or refusal to permit the import or export of products;

●	imposition of clinical holds on ongoing clinical trials;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal

●	fines, injunctions or the imposition of civil or criminal penalties.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA has several programs intended to facilitate and expedite development and review of new products that are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation and priority review designation. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs. While these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.

The FDA may designate a product for fast track designation if it is intended for the treatment of a serious or life-threatening disease or condition, and preclinical or clinical data demonstrate the potential to address unmet medical needs for such a disease or condition. For products with fast track designation, sponsors may have more frequent interactions with the FDA, the product is potentially eligible for accelerated approval and priority review, if relevant criteria are met. and the NDA may be eligible for “rolling review,” under which the FDA may consider sections of the NDA for review on a rolling basis before the complete application is submitted. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a product with fast track designation may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining sections of the NDA, and the sponsor must pay any required user fees upon submission of the first section of the NDA. The FDA’s time goal for reviewing a fast track application does not begin until the last section of the application is submitted.

A product may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The designation includes all of the fast track program features, including eligibility for rolling review. Additionally, the FDA may take certain actions to expedite the development and review of breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff managers in the review process; assigning a cross-disciplinary lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. A priority review designation is intended to direct the FDA’s attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on an original NDA from ten months to six months from the filing date.

Fast track designation, breakthrough therapy designation, and priority review do not change the standards for approval but may expedite the development or approval process. Even if a drug qualifies for one or more of these programs, the FDA may later withdraw or rescind the designation if it decides that the drug no longer meets the conditions for qualification or decides that the time period for FDA review or approval will not be shortened.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides a meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments.

The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The FDA’s approval of a candidate product under the accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct post-approval confirmatory studies to verify and describe the product’s clinical benefit, and the FDA may require such studies to be underway prior to approval. Failure to conduct required post-approval studies, confirm a clinical benefit during post-marketing studies may result in the FDA’s withdrawal of the product from the market on an expedited basis. All promotional materials for therapeutic candidates approved under accelerated regulations are subject to prior review by the FDA.

Orphan Drug Designation and Exclusivity

Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects 200,000 or more individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. If orphan drug designation is granted by the FDA, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. After FDA grants orphan designation, the product must then go through the review and approval process like any other product.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. The FDA cannot, however, approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor, or the sponsor is unable to provide sufficient quantities.

The FDA has historically interpreted orphan drug exclusivity as applying only to the specific approved indication, not the entire disease for which the orphan designation was granted. However, in Catalyst Pharmaceuticals, Inc. v. Becerra (2021), the Eleventh Circuit ruled that exclusivity should cover all uses within the designated orphan disease, rejecting the FDA’s narrower interpretation. In response, the FDA announced in January 2023 that it would follow the court’s ruling only within the Eleventh Circuit’s jurisdiction and maintain its longstanding approach elsewhere. As a result, the scope of orphan drug exclusivity in the U.S. remains uncertain and may be further shaped by future litigation or legislative action.

Development in Pediatric Patients

Under the Pediatric Research Equity Act of 2003, a NDA must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. A sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must submit a Pediatric Study Plan (“PSP”) that contains an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor and the FDA must reach agreement on the PSP. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if a NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted.

U.S. Patent Term Restoration and Extension

In the United States, a patent claiming a new biologic product, its method of use or its method of manufacture may be eligible for a limited patent term extension under the Hatch-Waxman Amendments, which permits a patent extension of up to five years for patent term lost during product development and FDA regulatory review. Assuming grant of the patent for which the extension is sought, the restoration period for a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of the NDA, plus the time between the submission date of the NDA and the ultimate approval date, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date in the United States. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent for which extension is sought. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.

Regulation and Procedures Governing Approval of Medicinal Products in Europe

In order to market any medicinal product outside of the United States, a company must also comply with numerous and varying regulatory requirements to generate relevant data for the purpose of establishing its quality, safety and efficacy. There are specific rules governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Regardless of the product approval status in the United States, an applicant will need to obtain the necessary approvals granted by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of a medicinal product in those countries or jurisdictions.

The processes governing approval of medicinal products in the EU and UK generally adopt a similar approach to that applied in the United States. They entail satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. Data should be generated to demonstrate that a drug substance and a drug product can be manufactured and controlled according to the pre-specified quality standards. The data relating to quality, preclinical testing and clinical trials should be submitted to the relevant competent authorities in a marketing authorization application (“MAA”) for regulatory review in order to determine whether a marketing authorization can be granted. Even if a marketing authorization has been granted, there is a need to obtain a pricing and reimbursement decision before a new medicinal product can be marketed and sold in the EU and/or the UK (as applicable).

Clinical Trial Approval

Pursuant to the currently applicable Regulation (EU) No 536/2014 (CTR) and Directive 2005/28/EC on GCP, an applicant must obtain approval from the national competent authority of an EU member state in which the clinical trial is to be conducted, or in multiple member states if the clinical trial is to be conducted in a number of member states. Furthermore, the applicant can only start a clinical trial at a specific site after a research ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by an investigational medicinal product dossier with supporting information prescribed by the CTR and corresponding national laws of the member states. All suspected unexpected serious adverse reactions to the investigational medicinal product that occur during the clinical trial have to be reported to the national competent authorities and research ethics committees of the member state where they occurred.

Pursuant to the CTR, a sponsor must submit a single application for a new clinical trial authorization through a centralized EU clinical trials portal called the Clinical Trials Information System (“CTIS”). One national competent authority (from the reporting EU member state selected by the applicant) takes the lead in validating and evaluating the application, as well as consulting and coordinating with the other concerned member states in which the clinical trial is to be conducted. If an application is rejected, it may be amended and resubmitted through CTIS. A concerned member state may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in that member state. As of January 31, 2025, all ongoing trials approved under the CTD must comply with the CTR and information relating to such clinical trials must be recorded in CTIS. The CTR aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the CTIS.

The UK formally left the EU on January 31, 2020, under the terms of the Agreement on the withdrawal of the UK of Great Britain and Northern Ireland from the EU and the European Atomic Energy Community (the EU-UK Withdrawal Agreement). Despite this, EU law continued to apply in the UK until the expiry of the transition period on 31 December 2020. Following the UK’s departure from the EU, the UK and the EU entered into a trade and cooperation agreement (“TCA”), which includes specific provisions concerning pharmaceuticals (such as the mutual recognition of cGMP inspections of manufacturing facilities for medicinal products and cGMP documents issued), but which does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At the point that the transition period expired, the Northern Ireland Protocol, which is contained in the EU-UK Withdrawal Agreement, took effect. The Northern Ireland Protocol makes certain provisions of EU law, including several concerning medicinal products, applicable in Northern Ireland. This position has recently been revised via the Windsor Framework. Under the Windsor Framework, from January 1, 2025, all new medicinal products for the UK market will be authorized by the UK’s Medicines and Healthcare products Regulatory Agency (“MHRA”) (see further below).

In the UK, clinical trials of medicinal products are primarily governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended (the UK Regulations). The UK Regulations sought to implement the CTD while the UK was a member state of the EU. Since the CTR was not in force in the EU at the time when the UK exited the EU, it was not retained in UK law on exit day under the terms of the European Union (Withdrawal) Act 2018. Following a public consultation which was conducted in early 2022, the UK authorities are in the process of developing legislation which seeks to improve and strengthen the clinical trials regulatory regime in the UK. The extent to which the regulation of clinical trials in the UK will mirror the CTR is unknown at present.

Accelerated Assessment Pathways

The EU’s Priority Medicines (“PRIME”) scheme is intended to encourage drug development in areas of unmet medical need and facilitates accelerated assessment of medicinal products representing substantial innovation reviewed under the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by, for example, introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme. Many benefits accrue to sponsors of therapeutic candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, an EMA contact and rapporteur from the Committee for Human Medicinal Products (“CHMP”), or Committee for Advanced Therapies are appointed early in the PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

The UK’s Innovative Licensing and Access Pathway (“ILAP”) aims to accelerate the time to market of innovative medicinal products. It is open to both commercial and non-commercial applicants, who are based in the UK or global, and who are developing medicinal products which include products containing new chemical entities, biological medicinal products, new indications and repurposed medicinal products. It comprises of an Innovation Passport designation and a Target Development Profile, and provides applicants with access to a toolkit to support all stages of the design, development and approvals process. The major benefit of the ILAP scheme is that it provides applicants with opportunities for enhanced regulatory and stakeholder input during the development of their medicinal products.

Marketing Authorization

To obtain a marketing authorization for a medicinal product under the EU regulatory system, an applicant must submit an MAA, either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in EU member states (decentralized procedure, national procedure, or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU.

Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, an applicant must demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan (“PIP”), covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, class waiver or a deferral for one or more of the measures included in the PIP. The Pediatric Committee of the EMA (“PDCO”), may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. An application for marketing authorization or a variation or a variation or a line-extension which is accompanied by the pediatric clinical trials conducted in accordance with the PIP (even where such results are negative) are eligible for a six months extension of their supplementary protection certificate. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is not automatically available and is subject to the EMA or the relevant national competent authorities confirming compliance with the agreed PIP that may require an opinion to be given by the EMA’s Pediatric Committee.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid for all EU member states, as well as the additional member states of the EEA (Norway, Iceland and Liechtenstein). The centralized procedure is optional for products containing a new active substance which was not authorized in the EU on May 20, 2004, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. An applicant for the centralized MA must demonstrate the quality, safety and efficacy of their products to the EMA for an opinion to be adopted regarding the approvability of the MAA. The European Commission grants or refuses marketing authorization in light of the opinion delivered by the EMA.

Under the centralized procedure, the CHMP established within the EMA is responsible for conducting an initial assessment of a medicinal product. The maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Clock stops may extend the timeframe of evaluation of an MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued ordinarily within 67 days of receipt of the EMA’s recommendation. Accelerated evaluation may be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts such a request, the time limit of 210 days will be reduced to 150 days (excluding clock stops), but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.

National marketing authorizations, which are issued by the national competent authorities of the member states of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a medicinal product has already been authorized for marketing in a member state of the EEA, this national authorization can be recognized in other member states through the mutual recognition procedure. If the product has not received a national authorization in any member state at the time of application, it can be approved simultaneously in two or more member states through the decentralized procedure.

Following its departure from the EU, the UK has introduced changes to its national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, ILAP (described above) and new routes of evaluation for novel products and biotechnological products. Notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, and that EU marketing authorizations do not automatically provide a valid basis for the commercialization of medicinal products in Great Britain from January 1, 2024, applicants will be able to request the MHRA to recognize marketing authorizations granted in foreign jurisdictions (including the EU) under a new International Recognition Procedure.

Patent Term Extensions in the EU and Other Jurisdictions

The EU also provides for patent term extension through SPCs which aim to offset the loss of patent protection for pharmaceutical products arising from the lengthy testing and clinical trials required to obtain an MA. The rules and requirements for obtaining a SPC are similar to those in the United States. An SPC may extend the term of a basic patent for up to five years after its originally scheduled expiration date in order to provide up to a maximum of fifteen years of exclusivity from the time the medicinal product in question first obtains an MA for it to be placed on the market. As mentioned above, in certain circumstances, these periods may be extended for six additional months if pediatric exclusivity is obtained; and in the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. Although SPCs are available throughout the EU, holders must apply the patent term extension on a country-by-country basis. Similar patent term extension rights exist in certain other foreign jurisdictions outside the EU.

Orphan Drug Designation and Exclusivity

Regulation (EC) No 141/2000 and Regulation (EC) No. 847/2000 provide that a medicinal product can be designated as an orphan medicinal product by the European Commission, upon satisfactory scientific assessment by the EMA’s Committee for Orphan Medicinal Products (“COMP”), if the sponsor can establish: (1) that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition, where either (i) such condition affects not more than five in ten thousand persons in the EU when the application is made, or (ii) without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in its development, and (2) that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition. In the UK, the MHRA conducts an equivalent assessment, against criteria which have been tailored for the UK population.

The COMP is required to re-assess the granted orphan designation at the time of marketing authorization grant to ensure that it continues to meet the criteria for the designation to be maintained. Otherwise, the orphan designation can be revoked. In relation to the UK, the MHRA does not grant orphan designations during the development of the medicinal product. Instead, the MHRA will decide whether the criteria are satisfied at the point of marketing authorization grant. An orphan drug designation provides a number of benefits, including fee reductions, fee waivers, protocol assistance (as a type of scientific advice specific for orphan medicinal products) and the possibility to apply for a centralized EU marketing authorization. Marketing authorization for an orphan medicinal product benefits from a ten-year period of market exclusivity. During this period of market exclusivity, the European Commission, national competent authorities of the EU member states may only grant marketing authorization to a “similar medicinal product” for the same therapeutic indication if: (i) a second applicant can establish that its medicinal product, although similar to the authorized product, is safer, more effective or otherwise clinically superior; (ii) the marketing authorization holder for the authorized product consents to a second orphan medicinal product application; or (iii) the marketing authorization holder for the authorized product cannot supply enough orphan medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The period of marketing protection for the authorized therapeutic indication may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation because, for example, the product is sufficiently profitable not to justify market exclusivity. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Following the UK’s exit from the EU, the MHRA continues to apply the same orphan market exclusivity framework as the EU.

Periods of Authorization and Renewals

A marketing authorization is valid for five years, in principle, and it may be renewed indefinitely after five years on the basis of a reevaluation of the risk-benefit balance by the EMA, the competent authority of the authorizing member state, or the MHRA. To that end, the marketing authorization holder must provide the EMA, the relevant national competent authority, or the MHRA with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization expiry date. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission, the relevant national competent authority, or the MHRA decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period. Any marketing authorization ceases to be valid if it is not followed by the placement of the medicinal product on the EU market (in the case of the centralized procedure), on the market of the authorizing member state (in the case of a national procedure), or the UK market (as applicable), within three years after grant of such an authorization.

Regulatory Requirements After Marketing Authorization

Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product, and must adhere in strict compliance with the applicable EU laws, regulations and guidance. These include compliance with stringent pharmacovigilance rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, manufacture and control must also be conducted in strict compliance with cGMP requirements and comparable requirements of other regulatory bodies in the EU and UK. cGMP requirements apply to the methods, facilities and controls used in  manufacturing, processing and packing of drugs against the quality standards appropriate to the intended use of a medicinal product and as required by the marketing authorization, clinical trial authorization or product specification.

Much like the federal healthcare program anti-kickback law in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU and the UK. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU member states and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. Applicable law in Europe further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy.

Pursuant to national laws, industry codes or professional codes of conduct payments made to physicians in certain EU member states and the UK must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU member states, or the UK (as applicable). Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU and the UK. Although general requirements for advertising and promotion of medicinal products are established under Directive 2001/83/EC, which was transposed into national law in the UK via the Human Medicines Regulations 2012, the details are governed by regulations in each European jurisdiction and can differ from one country to another.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may seek regulatory approval by the FDA or other government authorities. In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health authorities or programs, private health insurers and other organizations. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the drug product, or will provide coverage at an adequate reimbursement rate. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval from one or more third party payors, less favorable coverage policies and reimbursement rates may be implemented in the future. Additionally, if a companion diagnostic test is developed for use with a drug product, any coverage and reimbursement for that test would be separate and apart from the coverage and reimbursement sought for such product. A lack of coverage or adequate reimbursement for such a test could adversely affect access to a drug product.

Within the U.S., third-party payors are increasingly seeking to control drug costs by examining the cost-effectiveness of new products and services in addition to their safety and efficacy; managing drug utilization and challenging the price of drugs. To obtain or maintain coverage and reimbursement for any future product, we may need to conduct expensive pharmacoeconomic studies to demonstrate the medical necessity and cost-effectiveness of our product. These studies will be in addition to the studies required to obtain regulatory approvals. Third-party payors may limit coverage of product by, for example, only covering specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Some third-party payors may manage utilization of a particular product by requiring pre-approval (known as “prior authorization”) for coverage of particular prescriptions (to allow the payor to assess medical necessity) or otherwise restricting coverage of a product even if used consistent with its approved indication. Manufacturers of marketed drugs may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. More generally, price concessions may need to be offered to third party payors to obtain favorable coverage or to purchasers to achieve sales. Arrangements with third party payors or purchasers may include value-based arrangements under which the amount paid for products depends on the performance of the product. Net prices for drugs may be further reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular medicinal product candidate to currently available therapies. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Healthcare Reform

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell our product candidates profitably if and when approved for marketing. In particular, in 2010, the ACA was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. More generally, the ACA expanded healthcare coverage through Medicaid expansion and the implementation of the “individual mandate” for health insurance coverage.

Beyond the ACA, there have been ongoing healthcare reform efforts. Drug pricing and payment reform was a focus of the Trump administration and has been a focus of the Biden administration. For example, federal legislation enacted in 2021 eliminates the statutory cap on Medicaid drug rebate program rebates (currently set at 100% of a drug’s “average manufacturer price”), effective January 1, 2024. As another example, the IRA, includes a number of changes intended to address rising prescription drug prices in Medicare Parts B and D. These changes include caps on Medicare Part D out-of-pocket costs, Medicare Part B and Part D drug price inflation rebates, a new Medicare Part D manufacturer discount drug program (replacing the ACA Medicare Part D coverage gap discount program) and a drug price negotiation program for certain high spend Medicare Part B and D drugs (with the first list of drugs announced in 2023). The IRA changes have varying implementation dates that start in 2022. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. The focus on healthcare reform, including reform of drug pricing and payment, has continued in the wake of the IRA. For example, in 2022, subsequent to the enactment of the IRA, the Biden administration released an executive order directing the HHS to report on how the Center for Medicare and Medicaid Innovation (“CMMI”) could be leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. The report was issued in 2023 and proposed various models that CMMI is currently developing which seek to lower the cost of drugs, promote accessibility and improve quality of care. Further, in December 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act (which allow the government, in specified circumstances, to grant or require a patent-holder of technology funded by the federal government to grant a license to certain third parties). The announcement was followed by publication of Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, given these actions, there can be no certainty that such rights will not be exercised in the future.

Healthcare reform efforts have been and may continue to be subject to scrutiny and legal challenge. For example, with respect to the ACA, tax reform legislation was enacted that eliminated the tax penalty established for individuals who do not maintain mandated health insurance coverage beginning in 2019 and, in 2021, the U.S. Supreme Court dismissed the latest judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. As another example, revisions to regulations under the federal anti-kickback statute would remove protection for traditional Medicare Part D discounts offered by pharmaceutical manufacturers to pharmacy benefit managers and health plans. Pursuant to court order, the removal was delayed and recent legislation imposed a moratorium on implementation of the rule until January 2032. As another example, the IRA drug price negotiation program has been challenged in litigation filed by various pharmaceutical manufacturers and industry groups.

There have also been efforts by federal and state government officials or legislators to implement measures to regulate prices or payment for pharmaceutical products, including legislation on drug importation. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, United States or Canada. Other states have also submitted Section 804 Importation Program (“SIP”) proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. Recently, there has been considerable public and government scrutiny of pharmaceutical pricing and proposals to address the perceived high cost of pharmaceuticals. There have also been recent state legislative efforts to address drug costs, which generally have focused on increasing transparency around drug costs or limiting drug prices.

General legislative cost control measures may also affect reimbursement for our product candidates. The Budget Control Act, as amended, resulted in the imposition of reductions in Medicare (but not Medicaid) payments to providers in 2013 that remain in effect through 2032 unless additional Congressional action is taken. Any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented and/or any significant taxes or fees that may be imposed on us could have an adverse impact on our results of operations.

Adoption of new legislation at the federal or state level could affect demand for, or pricing of, any future products if approved for sale. We cannot, however, predict the ultimate content, timing or effect of any federal and state reform efforts. There is no assurance that federal or state healthcare reform will not adversely affect our future business and financial results.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain how we conduct our business, including the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Restrictions under applicable federal and state healthcare laws and regulations, some of which will apply only if and when we receive marketing approval for a product candidate, include the following:

●	federal healthcare program anti-kickback law, which prohibits, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

●	federal false claims, false statements and civil monetary penalties laws which prohibit, among other activities, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid and may be implicated if claims are submitted that result from a violation of the federal anti-kickback statute;

●	HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the FDCA, which among other things, strictly regulates drug marketing, prohibits manufacturers from marketing such products for off-label use and regulates the distribution of samples;

●	federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

●	the so-called “federal sunshine” law, which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with physicians, certain non-physician practitioners and teaching hospitals to the federal government for re-disclosure to the public;

●	the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and

●	analogous state and foreign laws and regulations, such as state anti-bribery, anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to healthcare providers or marketing expenditures. Other state laws may require pharmaceutical companies to file reports relating to pricing and marketing information, and state and local laws may require registration of pharmaceutical sales representatives.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations, limited guidance for certain laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices may not comply with healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to penalties, including significant civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

Nano-Mupirocin Regulatory Strategy

United States

We may seek FDA approval for Nano-Mupirocin under the 505(b)(2) regulatory pathway, which is subject to FDA discretion, and there can be no assurance that this pathway will be available or sufficient for approval. The 505(b)(2) pathway could potentially allow reliance on existing data for an approved active ingredient while supporting innovation in formulation or route of administration. Mupirocin is currently approved in the U.S. as a topical antibiotic (Bactroban) but is unsuitable for systemic use due to rapid metabolism and high protein binding.

Nano-Mupirocin is a novel liposomal formulation being developed to enable parenteral administration of mupirocin (i.e., administration into the body by routes other than the intestines or digestive tract), with the goal of evaluating its potential as a systemically active antibiotic. By encapsulating mupirocin in a liposomal composition similar to that used in the FDA-approved product Doxil (liposomal doxorubicin), preclinical studies suggest that the drug may be protected in the bloodstream and may exhibit altered bioavailability and antibacterial activity against serious and resistant bacterial pathogens identified by the CDC. However, these observations are limited to preclinical models, and there can be no assurance that such effects will be observed in humans, that they will result in clinical benefit, or that they will be sufficient for regulatory approval.

While no assurance can be provided, we believe that the 505(b)(2) pathway may provide an appropriate regulatory approach for this product, subject to FDA discretion, as it could allow us to bridge existing data on both the active ingredient (mupirocin) and the well-characterized and FDA-approved liposomal delivery platform, while generating new data specific to the systemic application of the formulation. This regulatory strategy may provide a scientifically sound and capital-efficient path to approval and could potentially facilitate development of a critical new therapeutic in the context of the growing global threat of antimicrobial resistance.

We believe that the 505(b)(2) pathway may be appropriate, subject to FDA discretion, as it could allow the sponsor to reference existing safety and efficacy data on mupirocin from prior approvals and published literature, while requiring new data to bridge the change in formulation, route of administration, and indication. The 505(b)(2) application may rely in part on existing data for the known active ingredient, mupirocin, from the Reference Listed Drug (Bactroban, GSK). If accepted by the FDA, this approach may enable us to leverage available data on mupirocin, including toxicological and efficacy data from studies previously conducted by other sponsors. If permitted, this pathway could potentially offer a more efficient and capital-sparing route to approval compared to traditional development pathways, such as 505(b)(1). While this approach may help reduce duplicative studies, shorten timelines, and lower cost, there can be no assurance that the FDA will accept this strategy or that it will ultimately result in approval.”

This approach has been used in other cases involving repurposed or reformulated drugs like Liposomal Mupirocin and we believe it could be applicable for nanoparticle, liposomal, or IV versions of previously approved compounds.

Given the public health priority of antibiotic resistance, we may seek QIDP designation (Qualified Infectious Disease Product) and Fast Track status, which provide priority review and extended exclusivity.

We plan to seek regulatory support mechanisms, including Orphan Drug Designation (ODD), which may provide market exclusivity, FDA fee waivers, and potential tax credits.

Additional designations which we may pursue include:

I. Qualified Infectious Disease Product (QIDP): Grants an extra 5 years of exclusivity.

●	Fast Track Designation: Allows for early and frequent FDA engagement.

●	Breakthrough Therapy Designation: Contingent on significant clinical benefit signals during early trials.

AMR-Orphan Indication program is structured to target diseases with low prevalence in the United States, qualifying for Orphan Drug Designation (ODD). In our assessment, we identified several antimicrobial-resistant (AMR) indications listed in the FDA’s orphan designation database that are suitable for development based on the known spectrum of activity of mupirocin. These include infections where MRSA, VRE, and other resistant Gram-positive pathogens are involved, and where liposomal delivery offers added benefit.

Focusing on these AMR-related orphan indications supports a targeted clinical development plan with high unmet medical need, potentially more focused clinical trial designs, and a strong alignment with public health priorities. This also enhances the potential to access key regulatory incentives and pathways dedicated to antimicrobial resistance. The Company is evaluating potential regulatory pathways that may include eligibility for Qualified Infectious Disease Product (QIDP) designation and Fast Track designation. If granted, such designations may provide certain regulatory benefits, including the potential for priority review and extended market exclusivity; however, there can be no assurance that the Company will obtain any such designations.

The Company may be eligible to receive a Priority Review Voucher (PRV) from the U.S. FDA, if approved, for certain qualifying indications, including those that meet the criteria of the FDA’s rare pediatric disease, , or other applicable PRV programs. Eligibility is subject to meeting applicable statutory and regulatory requirements, and there can be no assurance that any of the Company’s product candidates will qualify.

A PRV entitles the holder to an expedited priority review of approximately six months for a subsequent marketing application, compared to the standard ten-month review cycle. While PRVs are transferable and may be sold to third parties, there can be no assurance that the Company will be granted a PRV, successfully transfer such a voucher, or realize any material economic benefit from its issuance.

Expedited Regulatory Pathways and Potential Designations

We intend to evaluate and, where appropriate, pursue various expedited development and review pathways provided by the U.S. Food and Drug Administration (FDA), including Orphan Drug Designation (ODD), Breakthrough Therapy designation (BTD), Fast Track designation, and Priority Review, for certain of our product candidates such as Nano-Mupirocin, Nano-Candesartan (as an ARB cancer therapy adjuvant), and our liposomal vaccine platform. These regulatory programs are intended to facilitate the development and expedite the review of drugs that treat serious conditions and address unmet medical needs.

Basis for Potential Eligibility:

Based on early-stage preclinical data and the indications we are targeting, we believe that certain of our product candidates may meet the preliminary criteria for expedited development programs. For example:

●	Nano-Mupirocin may be eligible for Fast Track designation or QIDP status due to its potential to address serious, multidrug-resistant Gram-positive infections, including MRSA.

●	Nano-Candesartan may qualify for Breakthrough Therapy designation if future clinical data demonstrate substantial improvement over available therapies in oncology settings. See Description of Business, Our Second Lead Candidate, Nano-Candesartan (nanoparticles-based ARB), is targeted for combination therapy with an initial indication in pancreatic ductal adenocarcinoma (PDAC).

However, these beliefs are based on our current development plans and nonclinical data, and actual eligibility for any FDA designation is subject to further evaluation by the FDA following submission of the relevant data.

Limitations and Regulatory Uncertainty:

While these designations can provide potential benefits, including more frequent interactions with the FDA, eligibility for rolling submissions, and in some cases shorter review timelines, they do not guarantee a faster development or approval process. Moreover, they do not increase the likelihood that a product candidate will ultimately receive marketing approval. Because our product candidates are in early stages of development, there can be no assurance that the FDA will grant any such designation or accept any application under an expedited program.

Furthermore, even if one or more of our product candidates receive such designations, the FDA may later rescind them if subsequent data fail to confirm the initial qualifying criteria.

European Union

We intend to pursue marketing authorization for Nano-Mupirocin via the European Medicines Agency (EMA) under the centralized procedure, which ensures access across all EU member states and is required for novel antimicrobial therapies. Nano-Mupirocin, a novel liposomal formulation of mupirocin for systemic (parenteral) use, is designed to treat serious, resistant bacterial infections, addressing critical unmet needs in the context of antimicrobial resistance (AMR). However, this program remains at a preclinical stage, and there can be no assurance that Nano-Mupirocin will demonstrate safety or efficacy in humans, or that it will receive regulatory approval in the EU or elsewhere.

Given the severity and limited treatment options for certain resistant infections, particularly those affecting vulnerable populations, we plan to seek Orphan Medicinal Product Designation (OMPD) for relevant rare infectious disease indications. To qualify, we will demonstrate that:

●	The target condition has a prevalence of fewer than 5 in 10,000 individuals in the EU;

●	Nano-Mupirocin offers significant benefit over existing therapies, such as improved systemic activity or a novel mechanism of action;

●	There is a plausible scientific rationale for its clinical effect in the proposed indication.

●	Upon OMPD approval, the product will benefit from:

●	10 years of market exclusivity in the orphan indication;

●	Protocol assistance (free or reduced-cost scientific advice);

●	Fee reductions for various regulatory activities.

As part of our development strategy, we also intend to submit a Pediatric Investigation Plan (PIP), as required under EU regulation for all new marketing authorization applications, including orphan drugs. Given the increasing incidence of multidrug-resistant infections in pediatric populations, especially in neonatal and pediatric intensive care settings, Nano-Mupirocin may offer an important pediatric therapeutic alternative. We plan to engage early with EMA’s Pediatric Committee (PDCO) to define an age-appropriate development plan or, where justified, request a waiver or deferral based on disease prevalence and clinical feasibility.

Depending on the strength of clinical data and the magnitude of unmet need, we may also pursue:

●	Accelerated Assessment, reducing EMA review timelines from 210 to 150 days;

●	Conditional Marketing Authorization, particularly if robust efficacy and safety data can be demonstrated in Phase 2 studies and the product is addressing a life-threatening or seriously debilitating condition;

●	Future inclusion under Europe’s AMR-focused regulatory and incentive frameworks, currently under revision.

China

We intend to pursue regulatory approval for Nano-Mupirocin in China through the National Medical Products Administration (NMPA) under the classification of a Class 1 New Chemical Drug, due to its novel liposomal formulation enabling systemic (parenteral) use of mupirocin, which is currently approved in China only as a topical agent.

Given the escalating burden of antimicrobial resistance in China and the urgent need for systemically active antibiotics targeting multidrug-resistant pathogens, Nano-Mupirocin may qualify for Breakthrough Therapy designation or Priority Review, especially if supported by compelling Phase 2/3 data. We will also evaluate eligibility for inclusion in China’s Urgently Needed Imported Drug List, which can provide a fast-track review pathway if initial clinical trials are conducted overseas and meet China’s public health priorities.

The development pathway may include:

●	Pre-IND consultation with CDE to align on the need for bridging studies, acceptance of overseas data, and specific technical requirements for liposomal formulations.

●	Submission of a clinical trial application (CTA) in China, which must be approved before initiating local clinical trials unless exemptions apply.

●	A possible requirement for local Phase 1 or bridging PK studies, depending on the origin and scope of the global clinical package.

●	Full New Drug Application (NDA) submission following successful completion of clinical development, CMC review, and local site inspections.

●	To support regulatory success, we will ensure early alignment on CMC requirements specific to liposomal products, including characterization, release specifications, and stability, in accordance with ICH and Chinese Pharmacopoeia standards.

Japan

In Japan, we intend to file through the Pharmaceuticals and Medical Devices Agency (PMDA) and anticipate applying under the Sakigake designation. This program offers expedited review for innovative therapies and is broadly comparable to the FDA’s Fast Track designation in the United States.

Novel ARB Combination Therapy Regulatory Strategy

United States

We may seek FDA approval for Nano-Candesartan under the 505(b)(2) pathway, which is subject to FDA discretion, and there can be no assurance that this pathway will be available or sufficient for approval. This approach could potentially allow us to reference existing safety and pharmacology data from the reference product, Candesartan, as well as the regulatory precedent for the liposomal delivery platform used in FDA-approved products such as Doxil. Nano-Candesartan is a PEGylated liposomal formulation of candesartan, a widely used angiotensin II receptor blocker (ARB) currently approved for hypertension and heart failure (e.g., Atacand). Our novel formulation introduces a new route of administration and a potential therapeutic use in oncology, while relying on components with demonstrated safety and prior regulatory acceptance. While this pathway may provide a more efficient development route compared to traditional approaches, there can be no assurance that the FDA will approve it.

While the cardiovascular indications of candesartan are well established, emerging evidence has demonstrated its potential in oncology, particularly through modulation of the tumor microenvironment (TME). Candesartan has been shown to reduce tumor-associated fibrosis, lower interstitial pressure, and normalize abnormal tumor vasculature—mechanisms that enhance the intratumoral delivery and efficacy of co-administered therapies such as chemotherapy and immune checkpoint inhibitors.

Encapsulation of candesartan in nano-liposomes enables targeted delivery to tumor tissue, prolongs circulation time, and significantly reduces systemic exposure and side effects, such as hypotension. This targeted approach enhances the drug’s therapeutic index and supports its repurposing for oncology indications, including hard-to-treat cancers like pancreatic adenocarcinoma.

We believe that the 505(b)(2) pathway may be scientifically and strategically appropriate for this product, subject to FDA discretion. This pathway could potentially permit reliance on established safety and pharmacology data from the reference listed drug (Atacand), while requiring us to generate new data specific to the novel liposomal formulation and its intended oncology use. This approach may help streamline development timelines, may reduce costs, and could potentially accelerate market entry compared to the 505(b)(1) pathway. However, the FDA must agree with our assessment, and there can be no assurance that the 505(b)(2) pathway will be accepted or sufficient for approval.

For our oncology combination therapy program, we may decide to prioritize regulatory filings in the United States and Europe, with a phased expansion into Asia based on emerging data and partnership opportunities.

Given the increasing incidence of therapy-resistant cancers and the need for new treatment strategies, Nano-Candesartan is being evaluated as a potential therapy. We may prioritize regulatory discussions in the United States and Europe and may seek Orphan Drug Designation for oncology indications such as pancreatic cancer. Any such designation is subject to regulatory discretion, and there can be no assurance that it will be granted or that it will provide the anticipated benefits. See Description of Business, Our Second Lead Candidate, Nano-Candesartan (nanoparticles-based ARB), is targeted for combination therapy with an initial indication in pancreatic ductal adenocarcinoma (PDAC) for a discussion of a disagreement between us and Yissum as to our rights to the nano-cadesartan license.

Europe

We intend to seek regulatory approval for Liposomal-ARB through the European Medicines Agency (EMA) via the centralized marketing authorization procedure, which is mandatory for all medicinal products designated as Orphan Medicinal Products and ensures simultaneous access across all EU member states.

Given the poor prognosis and limited treatment options associated with advanced pancreatic cancer, we may seek Orphan Medicinal Product Designation (OMPD) for Liposomal-ARB under Regulation (EC) No 141/2000. To qualify, we may provide:

●	Justification that pancreatic cancer affects fewer than 5 in 10,000 individuals in the EU.

●	Evidence of the product’s potential significant benefit over existing treatments, such as FOLFIRINOX or gemcitabine/nab-paclitaxel, particularly when used in combination regimens.

●	Data supporting the drug’s unique mechanism of action, involving tumor microenvironment normalization and improved drug penetration.

●	Upon designation, we will benefit from a range of regulatory incentives, including:

●	10 years of market exclusivity in the orphan indication

●	Protocol assistance from the EMA, including scientific advice specifically tailored for orphan development

●	Fee reductions for regulatory procedures (e.g., scientific advice, inspections, and marketing authorization)

If interim or early clinical data demonstrate compelling activity or address a critical unmet need, we will also evaluate eligibility for:

●	Conditional Marketing Authorization, allowing approval based on less comprehensive data if the benefit-risk balance is positive and further data will be provided post-approval.

●	Accelerated Assessment, which shortens the EMA review period from 210 to 150 days.

We may engage with the Committee for Orphan Medicinal Products (COMP) during development to discuss potential designation, and we may also seek scientific advice regarding pivotal trial design, comparator selection, and endpoints. The content, timing, and outcome of such interactions remain subject to regulatory discretion, and there can be no assurance of acceptance.

China

We may seek regulatory approval for our novel formulation of Liposomal-ARB in China through the National Medical Products Administration (NMPA) as a Class 1 New Drug, based on its novel liposomal formulation and intended use in oncology. While candesartan is an approved antihypertensive agent in China, our liposomal formulation represents a new route of administration (intravenous) and a distinct therapeutic indication (cancer treatment), qualifying it as a new drug under NMPA’s classification system.

Given the novel mechanism of action in oncology, through tumor microenvironment (TME) modulation, and its potential synergy with chemotherapy and immunotherapy, Liposomal-ARB may be eligible for the following expedited programs:

●	Breakthrough Therapy Designation (BTD), if early clinical data in China or abroad demonstrate significant clinical advantages over existing treatments.

●	Priority Review which regulators may consider in cases of significant unmet medical need in solid tumors such as pancreatic or liver cancer.

●	China’s Urgently Needed Overseas Drugs Pathway, which may be considered if supported by compelling clinical data and recognition in major regulatory jurisdictions (e.g., FDA or EMA)..

Development Pathway:

●	Pre-IND Consultation with CDE: We plan to initiate communication with the Center for Drug Evaluation (CDE) to confirm clinical development expectations, including the acceptability of foreign clinical data, bridging study requirements, and technical data for the liposomal formulation.

●	Clinical Trial Application (CTA): A CTA will be submitted to initiate clinical studies in China, with the potential for waiver or abbreviated trials if global data are robust and a local bridging study is sufficient.

●	Local PK/bridging studies: May be required to support ethnic sensitivity and dose justification.

●	New Drug Application (NDA) submission upon completion of pivotal data and CMC review. The NDA will include full data on safety, efficacy, manufacturing, and quality, and must comply with both ICH and Chinese Pharmacopoeia standards.

Given the increasing regulatory alignment between NMPA and global standards, including China’s implementation of ICH E6 (R2) and E17 for multi-regional clinical trials (MRCTs), we are designing our development program to enable seamless inclusion of Chinese sites in global pivotal trials.

Japan: we plan to engage with the Pharmaceuticals and Medical Devices Agency (PMDA) to pursue regulatory approval under Japan’s standard NDA pathway. Given the innovation and potential life-extending benefit of Liposomal-ARB in pancreatic cancer, we may seek qualification for the Sakigake designation, which supports expedited development and review of promising therapies addressing high unmet needs in Japan.

Employees

We currently have three (3) full-time employees, three (3) part time employee, and 10 experienced consultants, including two (2) on administrative level, five (5) in the scientific and product development and three (3) in the medical (clinical trials) field. Our employees work at will and are not represented by a collective bargaining unit. We believe our relationship with our employees is excellent in most cases. We require all our employees and consultants to sign a confidentiality and non-disclosure agreement. Our success relies on our ability to hire additional employees, particularly on the local sales side. We believe there are numerous quality people to choose from throughout our area of targeted expansion.

Subsidiaries

The Company has two wholly-owned subsidiary, Revium Rx, Ltd. and LipoVation Ltd., each organized under the laws of the State of Israel.

Corporate Office

Our principal executive office is at Azrieli Business Center, 89 Medinat HaYehudim Herzliya, Israel. Our main telephone number is 1 800 519-1687.

Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our Common Stock involves a high degree of risk. Before investing in our Common Stock, you should carefully consider the risks described below, as well as the other information in this report, including our consolidated financial statements and the related notes. In addition, we may face additional risks and uncertainties not currently known to us, or which as of the date of this registration statement we might not consider significant, which may adversely affect our business. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such a case, the trading price of our Common Stock could decline due to any of these risks or uncertainties, and you may lose part or all of your investment.

Risks Related to our Business and Financial Condition

We have a history of losses and may never achieve profitability.

We are a development-stage biopharmaceutical company and have incurred significant losses since inception. We expect to continue incurring operating losses for the foreseeable future and we anticipate that we will incur operating losses and negative cash flow in the foreseeable future. We have not yet commercialized any products and cannot be sure that we will ever be able to do so, or that we may ever achieve profitability. The amount of the accumulated deficit will continue to increase, as it will be expensive to continue research, development and clinical efforts. If these activities are successful and if we receive positive results from the clinical trials and subsequently from the FDA to market our novel therapies, then even more funding will be required to market those. The outcome of these matters cannot be predicted at this time. We expect to expand our clinical trials significantly, which will result in increasing losses, and may continue to incur substantial losses before we begin to generate revenues from the development and marketing of our technology. There can be no assurance that we successfully raise additional funds and that we will achieve positive cash flow. If we are unable to raise additional funds under terms acceptable to us and in the interests of our stockholders, then we will have to scale back or discontinuing one or more of our aspects of operations, including stopping or delaying planned clinical trials.

We will need substantial additional funding to realize our business plan, due to a number of factors, some of which are beyond our control. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

Our operations have consumed substantial amounts of cash since inception. We expect our expenses to increase in connection with our ongoing activities. Our plan, which includes pre-clinical and clinical efforts, conducting research, furthering development, continuing current and future pre-clinical and clinical trials will require substantial funding. We may also seek to commercialize certain product candidates in the future, but there can be no assurance that we will obtain regulatory approval or achieve commercialization. If we were to obtain regulatory approval for any of our product candidates, we would likely incur additional significant expenses related to regulatory requirements, product manufacturing, marketing, sales, and distribution.

Furthermore, we expect to incur additional costs associated with operating as an SEC reporting public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never achieve, we expect to finance our cash needs primarily through public or private equity offerings, debt financings or through the establishment of possible strategic alliances.

Between 2020 and 2023, we raised aggregate gross proceeds of $8.15 million, from sales of our equity and equity linked securities. Nonetheless, we will need to obtain substantial additional funding for the further development and commercialization of our product candidates and to continue our operations. The actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include:

●	The progress and breadth of pre-clinical testing and the size or complexity of our clinical trials and drug delivery programs, all of which directly influence cost;

●	Higher than expected costs involved in complying with the regulatory process to get our drug candidates approved, including the number, size, and timing of necessary clinical trials and costs and review of existing clinical and pre-clinical information;

●	Higher than expected costs involved in patenting our technologies and defending them and pursuing our overall intellectual property strategy.

●	Changes in our existing research and development relationships and our ability to efficiently negotiate and enter into new collaboration and partnership agreements.

●	Our ability to establish and maintain current and new research and development and licensing arrangements and terminations of our existing collaboration and licensing arrangements.

●	Faster or slower than expected rate of progress and changes in the scope and the cost of our research and development and clinical trial activities.

●	Higher than expected costs of preparing an application for clinical trials and FDA and similar regulatory authorities’ approvals of our product candidates’ development programs.

●	FDA approval in general.

●	Higher than expected costs to further develop and scale up manufacturing of our therapeutic candidates through CDMOs (Contract Development and Manufacturing Organizations).

●	Competition for our products.

●	Our ability to achieve milestones under licensing arrangements and the costs involved in enforcing or defending patent claims and other intellectual property rights.

To date, we have financed our operations through a mix of equity investments from private investors, and we expect to continue to utilize such means of financing for the foreseeable future. However, additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all.

If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities.

If we raise additional capital through the incurrence of indebtedness, we may become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development or commercialization activities. Any debt financing that we obtain in the future could involve substantial restrictions on activities and creditors could seek a pledge of some or all of our assets. We have not identified potential sources for such financing that we will require, and we do not have commitments from any third parties to provide any future debt financing.

If we are unable to raise capital when needed on commercially reasonable terms, we could be forced to delay, reduce or eliminate our research and development for our product candidates or any future commercialization efforts or ultimately cease operations. Any of these events could significantly harm our business, financial condition and prospects.

There is substantial doubt about our ability to continue as a going concern.

As of December 31, 2025, we had cash and short-term deposits of $2.7 million. In addition, as of December 31, 2025, we had liabilities of $1.3 million. As of December 31, 2025, the Company reported an accumulated deficit of $24.9 million. As of the date of this report, we do not have adequate resources to fund our operations through December 2026 without considering any potential future capital raising transactions. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern.

Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We anticipate that we can successfully develop the acquired business of LipoVation resulting from the closing of the Share Exchange. However, if we fail to comply with LipoVation’s contractual obligations under the Yissum License Agreements, we could lose license rights that may be necessary for developing our Nano-Liposomal Particles (NLP)-based medicines based therapeutic products.

The exclusive license granted to LipoVation by Yissum under the Yissum License Agreements imposes various development, commercialization, funding, royalty, diligence, sublicensing, insurance and other obligations on us. Our obligations under the Yissum License Agreements include, without limitation:

●	royalty payments;

●	annual maintenance fees;

●	annual progress reports;

●	milestone payments;

●	maintaining insurance coverage;

●	paying fees related to prosecution, maintenance and enforcement of patent rights; and

●	undertaking diligent efforts to develop and to introduce therapeutic products into the commercial market as soon as practicable.

These obligations subject us to the risk that we may lose such license if we breach any of our material obligations described above and fail to remedy such material breach within 90 days (provided that such breach is curable within 90 days), or if we become bankrupt or insolvent, or if our business is placed in the hands of a receiver, assignee or trustee, because Yissum has the right to terminate this license pursuant to the terms of the Yissum License Agreements. This could result in inability of the Company to develop, manufacture and sell products that are covered by the licensed technology pursuant to the Yissum License Agreements (the “Licensed Technology”) and could also result in competitors gaining access to Licensed Technology.

The Israeli Contract Law (Remedies for Breach of Contract) 1970, defines the term “material breach” as a breach, with regards to which, it may be assumed that a reasonable person would not have entered into the specific agreement had that person foreseen the breach and the outcome thereof, or a breach which is specifically defined as material in the agreement. Acts that may constitute a material breach of the license agreement by us may include, for example: the granting of sublicenses not in compliance with the provisions of the license agreement, a breach of our obligations to pay required license payments or royalties and provide the necessary reports with respect thereto, a breach of our obligations not to disclose or misuse certain confidential information of Yissum, and a breach of our obligations to develop and commercialize the Licensed Technology (including our obligation to fund certain research and development activities) and to conduct patent prosecution and maintenance.

Uncertainty surrounding our option to obtain an exclusive license to the Nano-Candesartan program, including a disagreement with Yissum regarding the status and timing of the option exercise period, could limit our development pipeline and adversely affect our business.

In 2023, we entered into an option agreement with Yissum relating to a preclinical ARB formulation program. Under this agreement, the Company is entitled to receive a final scientific report following completion of four designated preclinical studies, after which a 90-day option exercise period and 120 days to negotiate an exclusive license.

However, in November 2025, Yissum informed the Company that, in its view, the option exercise period had already commenced and expired, based on a report Yissum considers to be the final scientific report, which Yissum claims was delivered in September 2024. The Company disagrees with this position, noting that (i) the report delivered in 2024 did not include the components specified in the agreement, and (ii) research activities continued thereafter with the knowledge and involvement of Yissum and University personnel. The parties are currently engaged in discussions to resolve this disagreement, but there can be no assurance that these discussions will be successful.

The Company intends to evaluate results from a planned large-animal safety study — originally scheduled for the fourth quarter of 2025 and now rescheduled to the second half of 2026 — before determining whether to exercise the license option and subject to the results of the discussions with Yissum. As of the date of this report, initiation of this study has been delayed due to the non-receipt of what the Company considers to be the contractually required final scientific report.

If we are unable to reach an amicable resolution with Yissum that preserves our right to exercise the option, or if we ultimately elect not to exercise the option based on the results of the large animal study, our development pipeline would exclude the Nano-Candesartan product candidate. Such an outcome would remove this candidate from our development pipeline and could require us to evaluate whether the carrying value of intangible assets associated with the ARB program should be impaired. Any such impairment, as well as the loss of expected future development opportunities, could affect our business, financial condition, and prospects.

Our Chief Financial Officer may face competing demands on his time and attention.

Our Chief Financial Officer, Arie Gordashnikov, plans to devote time to our business, but does not intend to focus exclusively on us. Mr. Gordashnikov also serves in the same capacity for other companies. He may divide his time among these entities and us. Because our Chief Financial Officer manages other businesses, he will not fully dedicate himself to advancing our business, financial condition, or operational results which could hurt our business, financial condition and results of operations.

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The competitive landscape is highly dynamic, with continuous advancements in science and technology leading to the emergence of novel therapeutic modalities. Regulatory approvals, strategic partnerships, and market adoption of competing therapies could significantly impact the commercial potential of our novel product candidates.

Conducting clinical trials for our drug-product candidates involves inherent risks, including recruitment challenges, safety concerns, and demonstrating efficacy. Despite efforts to optimize safety profiles, there is always a risk of adverse reactions or unexpected safety issues emerging during clinical trials or after drug approval, especially when targeting complex biological pathways such as the Angiotensin Receptor Blocker System (ARB) or LTLP-based vaccines. For instance, while preclinical studies may show promising results, there is no guarantee that our novel ARB-based candidate will demonstrate sufficient efficacy in human populations. Tumor heterogeneity can impact the response to treatment, with variability in drug sensitivity and resistance among different cancer cells and microenvironments. This may affect the effectiveness of ARB in achieving TME (Tumor Microenvironment) normalization. In addition, cancer cells can develop resistance to treatments over time. Adaptive responses within the TME may also counteract the effects of ARB-based therapy, limiting their long-term efficacy. Scaling up production of ARB-based therapies can be complex and costly, with potential issues related to manufacturing consistency, quality control, and supply chain management.

Obtaining regulatory approval for our drug-product candidates requires rigorous evaluation of safety, efficacy, and manufacturing processes, with no guarantee of successful registration. The pharmaceutical market is highly competitive, with numerous approved and investigational products. Gaining market access and competing with established treatments pose challenges for new therapy candidates. High development costs and uncertainties regarding reimbursement for new therapies may impact the potential commercial viability of our product candidates, if approved, particularly in healthcare systems with stringent cost-effectiveness criteria.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. While conducting Clinical Trails, we may collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. We also plan to outsource certain elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure and who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors. These systems are also vulnerable to attacks by malicious third parties and may be susceptible to intentional or accidental physical damage to the infrastructure maintained by us or by third parties. While we have taken steps to protect such information and have invested in all applicable regulatory requirements compliance systems to do so, there can be no guarantee that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination or misuse of critical or sensitive information. The increasing sophistication and frequency of cybersecurity threats, including targeted data breaches, ransomware attacks designed to encrypt our data for ransom and other malicious cyber activities, pose a significant risk to the integrity and confidentiality of our data systems. A breach our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information could result in financial, legal, business and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow.

Risks Relating to the Development and Commercialization of our Drug Candidates and Regulatory Approval

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

In order to market and sell our products in the United States, the European Union and other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. Regulatory approval processes outside the United States generally include all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive the necessary approvals to commercialize our product candidates in any particular market.

Additional time and costs may be required to obtain marketing authorizations for the ARB-based product candidate that we develop as part of a combination therapy.

One of our product candidates currently in early-stage development is a novel adjunct therapy intended to be administered alongside existing cancer treatments to improve therapeutic outcomes. It is a nanoparticles-based formulation of angiotensin receptor blockers (ARB) for intravenous administration. Developing a drug as part of a combination regimen introduces unique complexities compared to monotherapy. In clinical development, combinations must demonstrate not only the safety and efficacy of the investigational product itself, but also its added value beyond existing standards of care. This requires larger and more complex trial designs, often involving multiple treatment protocols and study arms to isolate the contribution of each agent. The required studies may fail to show statistically significant or clinically meaningful improvements, or the benefits may be offset by increased toxicity, cost, or complexity of treatment. If we are unable to generate robust evidence that our therapy enhances the efficacy of existing treatments, regulators may not approve it, physicians may be reluctant to prescribe it, and payors may decline to reimburse for its use.

These operative material risks can be summarized as follows:

●	Clinical Risk. Combination therapy carries the risk of unexpected toxicity due to drug–drug interactions or overlapping adverse effects. Even if each component drug is independently well characterized, the safety profile of the combination may differ significantly, and adverse events could delay or prevent clinical development.

●	Regulatory Risk. Regulatory agencies may require us to demonstrate incremental benefit of the investigational agent when added to an approved therapy. This can raise the evidentiary bar, necessitating larger, more complex, and costlier clinical trials. There can be no assurance that our studies will meet such requirements or result in regulatory approval.

●	Commercial Risk. The market acceptance of a combination therapy depends on the availability, pricing, and reimbursement of the partner drug. If the partner drug is expensive, in short supply, replaced by newer standards of care, or faces restricted reimbursement, the commercial potential of our therapy could be materially reduced, regardless of our product’s clinical performance.

●	Intellectual Property and Partnering Risk. Use of off-patent or competitor-owned drugs in our combinations may complicate exclusivity, licensing, and long-term value capture. We may be required to obtain licenses or enter into collaborations to commercialize our therapies, and there can be no assurance that such arrangements will be available on acceptable terms, if at all.

Any of these risks, individually or in the aggregate, could materially and adversely affect our ability to advance this program and our overall business prospects.

We may seek expedited development or approval pathways for certain of our product candidates, but there is no assurance that such pathways will be granted or will accelerate clinical development or approval.

We may pursue expedited development and regulatory programs offered by the FDA, including Fast Track, Breakthrough Therapy, Priority Review, and Orphan Drug Designation for certain of our product candidates. These programs are intended to expedite the development and review of therapies that target serious or life-threatening conditions and that demonstrate the potential to address unmet medical needs. However, there can be no assurance that any of our current or future product candidates will qualify for or be granted any such designation. Even if a product candidate receives one of these designations, it may not result in faster development or regulatory review, may be revoked later based on clinical data, and does not increase the likelihood of regulatory approval. Failure to obtain or maintain any such designation could result in a longer development timeline, and increased costs.

Our LNP-based product candidates in Combination with Other Therapies may result in unexpected adverse effects, which could delay, limit, or prevent their development and commercialization.

Our current nanoparticles based novel antibiotic and anti-cancer therapy adjunct are used in the manufacturing of a well-known chemotherapy agent Doxil®. While pre-clinical research regarding the use of these candidates did not point out serious harmful effects, we cannot predict if this outcome will continue to be true or whether possible adverse side effects directly attributable to our product candidates will be effective or safe when used in certain combination therapies. In some instances, clinical results may not clearly indicate whether possible adverse effects are related to our technology versus other study related factors.

Conducting clinical trials for systemic antibiotics involves inherent risks, safety concerns, and regulatory requirements for demonstrating efficacy in treating bacterial infections.

Despite efforts to optimize safety profiles, there is always a risk of adverse reactions or unexpected safety issues emerging during clinical trials or after drug approval. While preclinical studies may show promising results, there is no guarantee that the antibiotic will demonstrate sufficient efficacy in large human populations, especially against complex infections and resistant bacteria.

There is a risk that bacteria may develop resistance to the novel formulation of the antibiotic over time, potentially limiting its long-term effectiveness and necessitating the development of additional treatments. In addition, obtaining regulatory approval for a new antibiotic requires rigorous evaluation of safety, efficacy, and manufacturing processes, with no guarantee of successful registration. The antibiotic market is highly competitive, with numerous approved and investigational products. Gaining market access and competing with established antibiotics pose challenges for new entrants. Public health policies and antibiotic stewardship initiatives may impact the adoption and use of new antibiotics, influencing market demand and reimbursement considerations.

We face Clinical Trial and other Challenges in Connection with the development of Product Candidates.

Conducting clinical trials for product candidates involves inherent risks, including recruitment challenges, regulatory hurdles, significant high development costs and unforeseen adverse events in human subjects. Despite efforts to minimize side effects, there is always a risk of adverse reactions or unexpected safety issues arising during clinical trials or after vaccine deployment. While preclinical studies may show promising results, there is no guarantee that the product candidate will demonstrate sufficient efficacy in human populations. Scaling up production for clinical trials can be complex and costly, with potential issues related to manufacturing consistency, quality control, and supply chain disruptions. Obtaining regulatory approval for a new drug requires rigorous evaluation of safety, efficacy, and manufacturing processes, with no guarantee of success. Gaining market access and competing with established treatments pose challenges for new entrants. Individual variability in treatment responses can impact efficacy. Delays, inconclusive results, or safety concerns could prevent or delay regulatory approval. Even if early studies are encouraging, there can be no assurance that later-stage trials will confirm these results. Any such challenges could materially and adversely affect our drug development programs, our overall business strategy, and our financial condition.

We may not be successful in establishing and maintaining development and commercialization collaborations, which could adversely affect our ability to develop certain of our product candidates and our financial condition and operating results.

A key part of our business plan is to establish and cultivate long-term relationships with strategic partners, including collaborations with global health organizations, like WHO and NIH, NGOs, and government health organizations. These partnerships can facilitate market access, drive adoption, and support public health initiatives. We must successfully contract with these and other third parties to develop and market our novel technology. We are evaluating additional potential partnerships and collaborative agreements as a way to further fund operations, but there is no assurance we will be able to secure partnerships or other arrangements and to negotiate commercially acceptable licensing or other agreements for the future exploitation of our novel technology, including the continued clinical development, manufacture or marketing of our novel technology. If we are unable to successfully contract for these services, or if arrangements for these services are terminated, we may have to delay our commercialization program for our novel technology, which will adversely affect our ability to generate operating revenues.

The success of our business operations is dependent on our ability to successfully develop our products and to complete clinical programs. We cannot assure you that we will successfully develop any products, or if we do, that they will be commercially successful.

Our ability to achieve and sustain operating profitability depends on our ability, directly or with strategic partners, to successfully commercialize our products in Europe, Asia and in the US. This will depend in large part on our ability to commence, execute and complete clinical programs and obtain regulatory approvals for our products in these geographies.

Clinical trials are necessary before we can seek regulatory approval to sell our products. We cannot assure you that we will receive approval for our products in the United States or in other countries or, if approved, that we or a partner will achieve a significant level of sales, or that we develop any products. If we fail to partner, develop or commercialize our products, we may be forced to curtail or cease operations.

We are also in the relatively early pre-clinical stages of research and development with the vaccine and ARB new product candidates. These new indications and product candidates will require significant costs to advance through the development stages. Even if such product candidates are advanced through clinical trials, the results of such trials may not gain FDA approval. Even if approved, our products may not be commercially successful.

Risks Related to Protection of our Intellectual Property

Our pending patent applications may not result in issued patents, and any patents that may be granted could include only limited claims. As a result, our intellectual property protection may be weaker than anticipated, which could make it more difficult for us to establish or maintain a competitive position.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our drug candidates by obtaining and defending patents. We have pending and issued U.S. and foreign patents and patent applications covering our drug candidates; however, we cannot predict:

●	if and when patents nay issue based on our patent applications;

●	the scope of protection of any patent issuing based on our patent applications;

●	whether the claims of any issued patent will provide protection against competitors;

●	whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose; and/or

●	whether the patent applications will result in issued patents with claims that cover each of our drug candidates or uses thereof in the United States or in other foreign countries.

We may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in post-grant review procedures, oppositions, derivations, revocation, reexaminations, inter partes review or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenge may result in loss of exclusivity or in our patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products or limit the duration of the patent protection of our technology and products. Such challenges also may result in substantial costs and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects. Furthermore, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future drug candidates.

We may rely on more than one patent to provide multiple layers of patent protection for our drug candidates. If the latest-expiring patent is invalidated or held unenforceable, in whole or in part, the overall protection for the drug candidate may be adversely affected.

Our inability to protect our trademarks, patents and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our licensing rights trademarks, patents, copyrights and know-how, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patents and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, patented processes, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

The patenting process, enforcement of issued patents, and defense against claims of infringement are inherently risky.

The strength of our patent portfolio is an important factor that will influence our success. Securing patent approval for the ARB-based anti-cancer adjunct drug candidate and for the LPLT based vaccination technology is essential to safeguard our investment and maintain a competitive position in the market. Patents give the patent holder the right to prevent others from using its patented technology. If someone infringes upon the patented material of a patent holder, the patent holder has the right to initiate legal proceedings against that person to protect its patented material. These proceedings, however, can be lengthy and costly. We perform an ongoing review of our patent portfolio to confirm that our key technologies are adequately protected. If we determine that any of our patents require either additional disclosures or revisions to existing information, we may ask that such patents be reexamined or reissued, as applicable, by the United States Patent and Trademark Office.

Because we rely heavily on patent protection, we face the following significant risks:

●	Possibility of Inadequate Patent Protection for Product. The United States Patent and Trademark Office or foreign patent offices may not grant patents of meaningful scope based on the applications we have already filed and those we intend to file. If we do not have patents that adequately protect our human-use equipment and indications for its use, then we will not be competitive.

●	Potential That Important Patents Will Be Judged Invalid. Some of the issued patents (issued patents cannot be invalid only provisional applications or know-how we now own or license may be determined to be invalid. If we have to defend the validity of any of our patents, the costs of such defense could be substantial, and there is no guarantee of a successful outcome. In the event an important patent related to our drug delivery technology is found to be invalid, we may lose competitive position and may not be able to receive royalties for products covered in part or whole by that patent under license agreements.

●	Danger of Being Charged with Infringement. Although we are not currently aware of any parties intending to pursue infringement claims against us, there is the possibility that we may use a patented technology owned by another person and/or be charged with infringement. Defending or indemnifying a third party against a charge of infringement can involve lengthy and costly legal actions, and there can be no guarantee of a successful outcome. Biotechnology companies comparable to us in size and financial position have discontinued business after losing infringement battles. If we or our partners were prevented from using or selling our human-use equipment, then our business would be materially adversely affected.

●	Freedom to Operate Issues. The competitive nature of our field of business and the fact that others have sought patent protection for technologies similar to ours make these potential issues significant.

In addition to patents, we also rely on trade secrets and proprietary know-how. We try to protect this information with appropriate confidentiality and inventions agreements with our employees, scientific advisors, consultants, and collaborators. We cannot be sure that these agreements will not be breached, that we will be able to protect ourselves if they are breached, or that our trade secrets will not otherwise become known or be independently discovered by competitors. If any of these events occur, then we face the potential of losing control over valuable company information, which could negatively affect our competitive position.

We may be unable to secure new patent protection for our LPLT-based immunization platform approach through additional patent applications, or may receive only partial claim approvals, which could limit the scope of intellectual property protection.

The one U.S. patent referenced relating to the proprietary lipid-based delivery system developed in Prof. Barenholz’s laboratory at the Hebrew University of Jerusalem is scheduled to expire on February 2027. This patent protects the composition and method of use of a liposomal nanoparticle platform incorporating ceramide carbamoyl spermine (CCS) for the delivery of recombinant protein antigens in vaccine formulations. It includes composition of matter claims and methods of use for prophylactic and therapeutic immunization.

This delivery system we are developing is designed to optimize antigen presentation, enhance mucosal and systemic immunogenicity, and improve stability of co-encapsulated recombinant proteins, as exemplified in preclinical studies involving SARS-CoV-2 and West Nile Virus (WNV) antigens. These studies showed promising immunogenicity and protection outcomes in rodent models, however this needs to be further verified by future clinical trials.

As the Company advances its understanding of the platform’s performance, it is preparing to file new patent applications covering the co-encapsulation of specific protein combinations targeting additional viruses, including SARS-CoV-2 and West Nile Virus (WNV). The new patent applications will focus on the antigen-specific compositions and immunization methods that are not covered by the original CCS delivery platform patents. These applications are expected to be submitted following completion and internal review of the final reports from both the West Nile Virus and SARS-CoV-2 preclinical proof-of-concept and challenge studies. These studies are designed to validate the underlying platform and antigen design strategy and are currently being finalized by Prof. Barenholz’s team. Filings are anticipated by Q2 2026. The key remaining milestones include: (i) completion and analysis of the SARS-CoV-2 challenge study dataset, and (ii) drafting of patent claims specific to each antigen formulation.

The upcoming expiration of our current patent poses a risk to our ability to protect the lipid-based vaccine delivery technology in its original form. While we continue to hold exclusive licensing rights to the existing patent and unique know-how through Yissum, the eventual expiration of this patent may still limit our ability to enforce claims specifically related to the CCS lipid composition. To mitigate this risk, the Company intends to pursue next-generation intellectual property focused on novel antigen combinations, and indication-specific applications (use patents). Nevertheless, there can be no assurance that these new patent applications will be granted or, if granted, that they will offer commercially meaningful protection.

We may be subject to legal claims against us or claims by us which could have a significant impact on our resulting financial performance.

At any given time, we may be subject to litigation, the disposition of which may have an adverse effect upon our business, financial condition, or results of operation. Such claims include but are not limited to and may arise from product liability and related claims if any of the products that we sell is faulty or contain defects in materials or design. We may be subject to infringement claims from our products. In addition, we may be subject to claims by our lenders, claims for rent, and claims from our vendors on our accounts payable; and although we have been able to obtain understandings with the foregoing and have informal forbearance agreements from those parties, one or more of them may elect to commence collection proceedings which could result in judgments against us and have a significant negative impact on our operations Currently there are no claims against us from any third party.

Risks Relating to our Operations in Israel

Our principal executive offices, most of our research and development activities and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel, including Israel’s multi-front war with terrorist groups in neigh boring countries, such as Hezbollah in Lebanon and Hamas in the Gaza Strip, and state actors such as Iran, and Israel’s response thereto

A significant portion of our R&D operations is based in Israel. Recent escalations in regional conflicts have disrupted business activities and may continue to do so. We have developed contingency plans, including the potential outsourcing of critical operations and establishing remote work protocols for key personnel. However, prolonged disruptions could materially impact our ability to meet development milestones. Our technology development headquarters, which houses substantially all of our research and development team, including researchers, and clinical and regulatory personnel are located at our headquarters in Herzliya, Israel. Three employees are currently engaged in research and development activities. Our employees, service providers, directors and officers are residents of Israel.

In October 2023, Hamas terrorists infiltrated Israel’s border with the Gaza Strip and conducted a series of attacks on civilian and military targets. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign commenced in the Gaza Strip. The continuation of the conflict has led to heightened security concerns, potential disruptions to business operations, and economic instability. There remains significant uncertainty regarding the duration and escalation of the conflict, and further military actions, restrictions, or government-imposed measures could adversely affect our operations and financial condition. Other regional hostilities, since October 7, 2023, have concurrently become more pronounced. This includes and has included a northern front war between Israel and Hezbollah and continued conflict with the Houthi Movement in Yemen as well as the direct conflict between Israel and Iran which began on June 13 until a ceasefire was declared on June 25, 2025. During 2026, regional tensions in the Middle East escalated further, including renewed military hostilities involving Israel, Iran and other regional actors. These developments have contributed to increased geopolitical uncertainty in the region. To date, the Company has not experienced a material adverse effect on its business or operations and its clinical and business development activities continue as planned. However, the duration, scope and potential escalation of these hostilities remain uncertain, and any further deterioration in the security situation could adversely affect the Company’s operations, including its ability to conduct business activities in the region.

The intensity and duration of the multi-front conflict are difficult to predict, as are such conflict’s economic implications on our business and operations and on Israel’s economy in general. The potential deterioration of Israel’s economy, as a direct and indirect result of these events, may have a material adverse effect on the Company and its ability to effectively conduct its operations.

Prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system. In response to the foregoing developments, individuals, organizations and institutions, both within and outside of Israel, have voiced concerns that the proposed changes may negatively impact the business environment in Israel including due to reluctance of foreign investors to invest or transact business in Israel as well as to increased currency fluctuations, downgrades in credit rating, increased interest rates, increased volatility in securities markets, and other changes in macroeconomic conditions. To the extent that any of these negative developments do occur, they may have an adverse effect on our business, our results of operations and our ability to raise additional funds, if deemed necessary by our management and board of directors.

Our operations and the operations of our contractors in Israel may be disrupted as a result of the obligation of Israeli citizens to perform military service.

Many Israeli citizens are obligated to perform one month, and in some cases more, of annual military reserve duty until they reach the age of 45 (or older, for reservists with certain occupations) and may be called to active duty. In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. One of our employees and consultants (and their spouses or partners) in Israel have been called, and additional employees (or their spouses or partners) may be called, for service in the current or future wars or other armed conflicts with Hamas, and such persons may be absent for an extended period of time. As a result, our operations in Israel may be disrupted by such absences, which disruption may materially and adversely affect our business, prospects, financial condition and results of operations. Currently, none of the employees engaged in R&D has been on military reserve duty. All employees except for one are above the age of 45 and are not likely to be called for services.

Our future sales may be adversely affected by boycotts of Israel.

While we currently do not sell any projects and do not have business agreements or arrangements to sell our product candidates in the future upon the FDA’s approval, we may experience difficulties to sell our products in the future to certain countries. Several countries, principally in the Middle East, restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies whether as a result of hostilities in the region or otherwise, and specifically following the Israel- Hamas war. In addition, there have been increased efforts by activists to cause companies and consumers to boycott Israeli goods based on Israeli government policies. Such actions, particularly if they become more widespread, may adversely impact our ability to sell our products.

There may be limitations on transfers of our technology.

Yissum, received a total of 609,152 NIS in 2016 from the Israel Innovation Authority (IIA), which obligation has been assigned to LipoVation, our wholly-owned operating subsidiary. We may in the future apply to receive additional grants from the IIA to support our research and development activities. With respect to such grants, we are committed to pay royalties at a rate of 3.0% to 3.5% on sales proceeds up to the total amount of grants received, linked to the U.S. dollar and bearing interest at an annual rate of LIBOR applicable to dollar deposits. Until October 25, 2023, the interest was calculated at a rate based on 12-month LIBOR applicable to U.S. Dollar deposits. However, on October 25, 2023, the IIA published a directive concerning changes in royalties to address the expiration of the LIBOR. Under such directive, regarding IIA grants approved by the IIA prior to January 1, 2024 but which are outstanding thereafter, as of January 1, 2024 the annual interest is calculated at a rate based on 12-month SOFR, or at an alternative rate published by the Bank of Israel plus 0.71513%; and, for grants approved on or following January 1, 2024, the annual interest shall be the higher of (i) the 12 months SOFR interest rate, plus 1%, or (ii) a fixed annual interest rate of 4%. Even after payment in full of these amounts, we will still be required to comply with the requirements of the Israeli Encouragement of Industrial Research, Development and Technological Innovation Law, 1984, or the R&D Law, and related regulations, with respect to those past grants. When a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer outside of Israel of such know-how, and of the manufacturing or manufacturing rights of such products, technologies or know-how, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding, the discretionary approval of an IIA committee would be required for any transfer to third parties outside of Israel of know-how or manufacturing or manufacturing rights related to those aspects of such technologies. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development out of Israel or may not grant such approvals at all.

Furthermore, the consideration available to our shareholders in a future transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding (such as a merger or similar transaction) may be reduced by any amounts that we are required to pay to the IIA. Any such mergers require IIA approval to avoid penalties.

In addition to the above, any non-Israeli citizen, resident or entity that, among other things, (i) becomes a holder of 5% or more of our share capital or voting rights, (ii) is entitled to appoint one or more of our directors or our chief executive officer or (iii) serves as one of our directors or as our chief executive officer (including holders of 25% or more of the voting power, equity or the right to nominate directors in such direct holder, if applicable) is required to notify the IIA and undertake to comply with the rules and regulations applicable to the grant programs of the IIA, including the restrictions on transfer described above. Such notification will be required in connection with the investment being made by an investor.

Risks Relating to our Common Stock

Our principal stockholders can significantly influence or control matters requiring a shareholder vote and other stockholders may not have the ability to influence corporate transactions. The sale of a large number of shares of Common Stock by our principal stockholders could depress the market price of our common stock.

Currently, our principal stockholders beneficially own approximately 53% of our outstanding Common Stock. As a result, they may be able to influence or control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may limit the ability of other stockholders to influence corporate actions. Additionally, sales of a substantial number of shares of Common Stock by our principal stockholders in the public market, or the perception that such sales could occur, could depress the market price of our Common Stock.

Our Common Stock is considered a “penny stock,” and any investment in our shares is considered to be a high-risk investment and is subject to restrictions on marketability. “Penny Stock” rules may make buying or selling our Common Stock difficult. Limitations upon Broker-Dealers Effecting Transactions in “Penny Stocks”.

Trading in our Common Stock is subject to material limitations as a consequence of regulations which limit the activities of broker-dealers effecting transactions in “penny stocks.” Pursuant to Rule 3a51-1 under the Exchange Act, our Common Stock is a “penny stock” because it (i) is not listed on any national securities exchange (ii) has a market price of less than $5.00 per share, and (iii) its issuer (the Company) has net tangible assets less than $2,000,000 (if the issuer has been in business for at least three (3) years) or $5,000,000 (if the issuer has been in business for less than three (3) years).

Rule 15g-9 promulgated under the Exchange Act imposes limitations upon trading activities on “penny stocks”, which makes selling our Common Stock more difficult compared to selling securities which are not “penny stocks.” Rule 15a-9 restricts the solicitation of sales of “penny stocks” by broker-dealers unless the broker first (i) obtains from the purchaser information concerning his financial situation, investment experience and investment objectives, (ii) reasonably determines that the purchaser has sufficient knowledge and experience in financial matters that the person is capable of evaluating the risks of investing in “penny stocks”, and (iii) delivers and receives back from the purchaser a manually signed written statement acknowledging the purchaser’s investment experience and financial sophistication.

Rules 15g-2 through 15g-6 promulgated under the Exchange Act require broker-dealers who engage in transactions in “penny stocks” first to provide their customers with a series of disclosures and documents, including (i) a standardized risk disclosure document identifying the risks inherent in investing in “penny stocks”, (ii) all compensation received by the broker-dealer in connection with the transaction, (iii) current quotation prices and other relevant market data, and (iv) monthly account statements reflecting the fair market value of the securities.

There can be no assurance that any broker-dealer which initiates quotations for the Common Stock will continue to do so, and the loss of any such broker-dealer likely would have a material adverse effect on the market price of our Common Stock.

The market price of our Common Stock may fluctuate significantly in the future.

The market price of our Common Stock could be subject to significant fluctuations in response to the factors described in this section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

●	competitive pricing pressures;

●	our ability to execute our development and commercialization strategy;

●	our inability to obtain working capital financing, if needed;

●	changing conditions in the market;

●	changes in market valuations of similar companies;

●	stock market price and volume fluctuations generally;

●	regulatory developments;

●	fluctuations in our quarterly or annual operating results;

●	passage of legislation or other regulatory developments affecting us or our industry changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors, or differences between our actual results and those expected by investors and securities analyst;

●	additions or departures of key personnel; and

●	future sales of our Common Stock or other securities.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock, if and when such a market develops in the future.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and the price of our Common Stock.

The requirements of becoming an SEC reporting public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

Once we become an SEC reporting public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, the management’s attention may be diverted from other business concerns which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants who will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being an SEC reporting public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

Revium is an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

Revium is an “emerging growth company,” as defined in the JOBS Act, and it may take advantage of certain exemptions from various requirements applicable to other public companies that are not emerging growth companies including, most significantly, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 so long as it is an emerging growth company. As a result, if the Company elects not to comply with such auditor attestation requirements, its investors may not have access to certain information they may deem important.

In addition, under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. The Company has elected to avail ourselves of an exemption that allows it to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, it will not be subject to the same new or revised accounting standards as other public companies that comply with the public company effective dates. The Company has also elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings. As a result of these elections, the information that the Company provides to its stockholders may be different than you might receive from other public reporting companies.

We must implement additional and expensive procedures and controls in order to grow our business and organization and to satisfy new reporting requirements, which will increase our costs and require additional management resources.

Upon becoming an SEC reporting public company, we will be required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including the requirements that we maintain disclosure controls and procedures and adequate internal control over financial reporting. In the future, if our securities are listed on a national exchange, we may also be required to comply with marketplace rules and heightened corporate governance standards. Compliance with the Sarbanes-Oxley Act and other SEC and national exchange requirements will increase our costs and require additional management resources. We recently have begun upgrading our procedures and controls and will need to continue to implement additional procedures and controls as we grow our business and organization and to satisfy new reporting requirements. If we are unable to complete the required assessment as to the adequacy of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act or if we fail to maintain internal control over financial reporting, our ability to produce timely, accurate and reliable periodic financial statements could be impaired.

If we do not maintain adequate internal control over financial reporting, investors could lose confidence in the accuracy of our periodic reports filed under the Exchange Act. Additionally, our ability to obtain additional financing could be impaired or a lack of investor confidence in the reliability and accuracy of our public reporting could cause our stock price to decline.

The market price for our Common Stock may be particularly volatile given our status as a relatively unknown company, with a lack of profits, which could lead to wide fluctuations in our share price. You may be unable to sell your Common Stock at or above your purchase price, which may result in substantial losses to you.

The price of our Common Stock in the future may be particularly volatile when compared to the shares of larger, more established public companies that trade on a national securities exchange and have large public floats. The volatility in our share price will be attributable to a number of factors. First, our Common Stock will be, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price of our shares could decline precipitously in the event that a large number of our Common Stock are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our lack of profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our Common Stock will be at any time.

Our future results may vary significantly, which may adversely affect the price of our Common Stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our Common Stock may decline significantly.

The offer and sale of the Units by the Company in this Offering, the recent consummation of the Share Exchange with LipoVation, other acquisitions, and financing transactions could significantly dilute shareholder ownership and may cause it to become more susceptible to adverse economic events.

The offer and sale of Units, including the shares of Common Stock, by the Company in the Primary Offering will result in the immediate dilution by the existing stockholders. In addition, the existing stockholders may experience further dilution to the extent that our shares of Common Stock are issued upon the exercise of any share options. See “Dilution” for a more complete description of how the value of your investment in our Common Stock will be diluted upon completion of this offering. Furthermore, Company may use its Common Stock to acquire other companies and may issue additional shares of Common Stock to pay for future acquisitions, which would dilute current investors’ ownership interest in the Company. Future business acquisitions could be material to the Company, and the degree of success achieved in acquiring and integrating these businesses into the Company could have a material effect on the value of the Company’s Common Stock. The closing of the Share Exchange resulted in the issuance of 23,171,642 shares of our Common Stock, constituting 40% of the total issued and outstanding shares of the Company’s Common Stock. As a result, the ownership of the Company’s Common Stock by existing stockholders would be significantly diluted and might negatively affect the value of the Company’s Common Stock and the ability of the Company’s stockholders to sell their shares of Common Stock on the market. Other potential acquisitions could require the Company to use other liquid assets or to incur debt. In those events, the Company could become more susceptible to economic downturns and competitive pressures. In addition, we may attempt to raise additional capital by selling shares, possibly at a deep discount to the market. These actions will result in dilution of the ownership interests of existing stockholders, further dilute Common Stock book value, and that dilution may be material. Also, if we raise more funds by selling additional shares of our Common Stock or securities convertible into or exercisable for shares of our common stock, your ownership interests may be diluted.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have a material adverse effect on the Company’s business, financial condition, results of operations and future prospects.

However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions available to us through the JOBS Act.

The costs of being an SEC-reporting public company could result in us being unable to continue as a going concern.

As an SEC-reporting public company, we will be required to comply with numerous financial reporting and legal requirements, including those pertaining to audits and internal control. The costs of maintaining a public company reporting requirements could be significant and may preclude us from seeking financing or equity investment on terms acceptable to us and our stockholders. We estimate these costs to be in excess of $100,000 per year and may be higher if our business volume or business activity increases significantly. Our current estimate of costs does not include the necessary expenses associated with compliance, documentation and specific reporting requirements of Section 404 as we will not be subject to the full reporting requirements of Section 404 until we exceed $700 million in market capitalization or we decide to opt-out of the “emerging growth company” as defined under the JOBS Act. This exemption is available to us under the JOBS Act or until we have been public for more than five years.

If our revenues are insufficient or non-existent, and/or we cannot satisfy many of these costs through the issuance of shares or debt, we may be unable to satisfy these costs in the normal course of business. This would certainly result in our being unable to continue as a going concern.

Our Common Stock is trading on the OTCID Market, a securities quotation system. An active, liquid trading market for our Common Stock may not develop or be sustained. If and when an active market develops, the price of our common stock may be volatile.

Presently, our Common Stock is traded on the OTCID tier of OTC Market. There is limited trading of our Common Stock and there is no assurance that an active market will ever develop. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our Common Stock may be limited, and a lack of visibility for shares of our Common Stock may have a depressive effect on the market price for shares of our Common Stock. The lack of an active market impairs your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares.

Trading in stocks quoted on the OTCID tier is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our Common stock. Moreover, the OTC Market is not a stock exchange and is not an established market, and trading of securities on the OTCID is often more sporadic than the trading of securities listed on a national stock exchange like the NYSE. Accordingly, you may have difficulty reselling any shares of Common Stock.

The trading market for our Common Stock will be influenced by the research and reports that equity research analysts publish about us and our business.

The price of our Common Stock could decline if one or more securities analysts downgrade our Common Stock or if those analysts issue a sell recommendation or other unfavorable commentary or cease publishing reports about us or our business. If one or more of the analysts who elect to cover us downgrade our common shares, our share price could decline rapidly. If one or more of these analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our share price and trading volume to decline.

We do not intend to pay dividends on our Common Stock.

We intend to retain all of our earnings, if any, for the foreseeable future to finance the operation and expansion of our business and do not anticipate paying cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, and will depend on, among other factors, our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant. As a result, you should expect to receive a return on your investment in our Common Stock only if the market price of the Common Stock increases, which may never occur.

Nevada law and provisions in our Articles of Incorporation and our new Nevada bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the market price of our Common Stock.

Our status as a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation, as amended (the “Certificate of Incorporation”) and our new Nevada bylaws contain provisions that may make the acquisition of the Company more difficult, including the following:

●	our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;

●	our board of directors is classified into three classes of directors with staggered three-year terms;

●	a special meeting of our stockholders may only be called by a majority of our board of directors;

●	advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

●	certain litigation against us can only be brought in Nevada.

These provisions, alone or together, could discourage, delay or prevent a transaction involving a change in control of the Company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock, and could also affect the price that some investors are willing to pay for our Common Stock.

Item 2. Properties.

Our principal executive offices are located at Azrieli Business Center, 8 Mediant HaYehudim, Herzliya, Israel, and our phone number is 1 800 519-1687. Our website is www.reviumrx.com. Information contained in, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

We currently own no real property. We believe our facilities are adequate for our current and planned business operations.

Item 3. Legal Proceedings.

From time to time, we are subject to ordinary routine litigation incidental to our normal business operations. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the OTCID tier of the OTC Market under the symbol “RVRC”. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. On March 30, 2026, the closing price of our Common Stock was $1.50. Trading volume in our Common Stock has often been very limited. As a result, the trading price of our Common Stock has been subject to significant fluctuations. There can be no assurance that a liquid market will develop in the foreseeable future.

Holders of Our Common Stock

As of March 30, 2026, there were 118 holders of record of our common stock. This number does not include shares held by brokerage clearing houses, depositories or others in unregistered form.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2025.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported.

Transfer Agent and Registrar

The transfer agent for our common stock is Transfer Online, Inc. 512 S.E. Salmon Street, Portalnd Oregon 97214, 503-227-2950.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. We caution readers regarding certain forward-looking statements in the following discussion and elsewhere herein and any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties, and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

Overview and Recent Developments

We are a pre-clinical biopharmaceutical company that is principally engaged in development of innovative nano-medicines to deliver advanced treatment solutions for diseases with limited or no effective treatment options. We focus on creating smarter, more targeted treatments that improve how medicines work in the body, with the goal of increasing effectiveness while reducing side effects. We are developing advanced lipid-based platforms for a variety of potential uses, including areas with high unmet-needs such as antimicrobial resistance and solid tumors. Our planned clinical trials aim to expand the therapeutic horizons of hard-to-treat diseases by amplifying, improving, and unleashing the potential of encapsulated therapeutics to enhance delivery and achieve a controlled release. This includes antimicrobial resistance and solid tumors being as they are areas with high unmet need.

We were incorporated on January 24, 1997 as a Delaware corporation under the name “Fun Cosmetic, Inc.”  On August 29, 2005, it changed its name to Grand Canal Entertainment, Inc. On October 14, 2008, the Company merged with OC Beverage, Inc. a Nevada corporation, a manufacturer of beverages, and on October 31, 2008 it subsequently changed its name to OC Beverages, Inc. It ceased operations as a manufacturer of beverages in 2010. On June 22, 2020, the Company formed a wholly owned Israeli subsidiary called Revium Recovery Ltd. On December 4, 2020, the Company changed its name to Revium Recovery Inc.

On December 17, 2024, the Company completed the redomicile from the State of Delaware to the State of Nevada by conversion (the “Reincorporation”), pursuant to the Plan of Conversion dated December 16, 2024. As a result of the Reincorporation, the Company ceased continued its business existence as a Nevada corporation under the name “Revium Rx.” succeeding all our rights, assets, liabilities and obligations, except that our affairs ceased to be governed by the Delaware General Corporation Law, the Certificate of Incorporation, as amended, and became subject to the Nevada Revised Statutes, Articles of Incorporation and our new bylaws subject to the Nevada Revised Statutes. The Reincorporation did not change the number of the authorized shares of the Company, its par value, or its issued and outstanding shares. Additionally, on March 3, 2025, the corporate name of Revium Recovery Ltd., our subsidiary, was changed to “Revium RX Ltd.”

On July 23, 2024, we consummated the Share Exchange contemplated by the Stock Exchange Agreement, dated November 14, 2023 (the “Share Exchange Agreement”), by and among the Company, LipoVation Ltd., a company organized under the laws of the State of Israel (“LipoVation”), and all shareholders of LipoVation (the “LipoVation Shareholders”). As a result of the consummation of the Share Exchange, LipoVation became a wholly owned subsidiary of the Company. At such date, the shareholders of LipoVation contributed all of their shareholdings in LipoVation in exchange for 23,171,642 shares of the Company’s Common Stock (the “Exchange Shares”), with each LipoVation Shareholder receiving a pro rata portion of the Exchange Shares based on their ownership in LipoVation, in consideration of their contribution to the Company of all of the outstanding capital stock of LipoVation. Following the closing, 40% of the issued and outstanding shares of the Company’s Common Stock immediately upon the closing of the Share Exchange were held by the former LipoVation shareholders.

As a result of the Share Exchange, the Company acquired the business of LipoVation, which became the primary business of the Company. Through LipoVation, the Company is committed to developing innovative nano-therapeutics and anti-infectives to deliver advanced treatment solutions for diseases with limited or no effective treatment options

Also, after the closing of the Share Exchange, the Company discontinued all its efforts to develop its novel clinical Decision Making Support Systems (DMSS).

Key Financial Terms and Metrics

The following discussion summarizes the key factors our management believes are necessary for an understanding of our consolidated financial statements.

Revenues

We have not generated any revenues from product sales to date.

Research and Development Expenses

The process of researching and developing our product candidates is lengthy, unpredictable and subject to many risks. We expect to continue incurring substantial expenses for the next several years as we continue to develop our product candidates. We are unable, with any certainty, to estimate either the costs or the timelines in which those expenses will be incurred. Our current development plans focus on the development of a novel technology related to Nano-Liposomal Particles (NLP). The design and development of these pharmaceutical solutions will consume a large proportion of our current, as well as projected, resources.

Our research and development costs are comprised of:

●	internal recurring costs, such as personnel-related costs (salaries, employee benefits, equity compensation and other costs), materials and supplies, facilities and maintenance costs attributable to research and development functions; and

●	fees paid to external parties who provide us with contract services, such as preclinical testing, manufacturing, related testing and preparation for clinical trial activities.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, equity compensation and other personnel-related costs associated with executive, administrative and other support staff. Other significant general and administrative expenses include the costs associated with professional fees for accounting, auditing, insurance costs, consulting and legal services, along with facility and maintenance costs attributable to general and administrative functions.

Financial Expenses

Financial expenses consist primarily of the impact of exchange rates derived from re-measurement of monetary balance sheet items denominated in non-dollar currencies. Other financial expenses include bank fees and interest on stockholders’ loans.

Results of Operations

Following the closing on July 23, 2024 of the Share Exchange Agreement with LipoVation whereby LipoVation because a wholly owned subsidiary of Revium Rx, in accordance with ASC 810, Lipovation’s financial data below are presented as the “Predecessor” for periods prior to the closing of the acquisition. Revium Rx, which includes consolidation of Lipovation subsequent to the acquisition, is the “Successor” for periods after the closing of the Business Combination.

As a result of the application of the acquisition method of accounting in the Successor period, the financial data for the Successor period are presented on a full step-up basis as a result of the acquisition and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis.

Successor for the year ended December 31, 2025, the Predecessor for the period commencing January 1 through July 23, 2024 and Successor for the period commencing July 24 through December 31, 2024

We have prepared our discussion of the results of operations by comparing the current year results to the results of the combined Successor period from July 24, 2024 through December 31, 2024 and the predecessor period from January 1, 2024 through July 23, 2024.

We believe this approach provides the most meaningful basis of comparison and is more useful in identifying current business trends for the periods presented. The combined results of operations included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations, may not reflect the actual results we would have achieved had the Business Combination occurred at the beginning of fiscal 2024, and should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.

The following tables present selected financial data for the Successor for the year ended December 31, 2025, the Predecessor for the period commencing January 1 through July 23, 2024 and Successor for the period commencing July 24 through December 31, 2024.

	Successor		Predecessor
	For year ended December 31,	For the period commencing July 24 through September 30,	For the period commencing January 1 through July 23,
	2025	2024	2024
Operating expenses
Research and development expenses	1,644	996	1,162
General and administrative expenses	1,820	1,153	257
Intangible asset and Goodwill impairment expenses	9,684	-	-
Operating loss	13,148	2,149	1,419

Financial income, net	(57)	(65)	2

Loss before tax expenses	13,091	2,084	1,421

Tax Expenses	358	-	-

Net loss and comprehensive loss	13,449	2,084	1,421

Research and Development Expenses

Successor’s research and development expenses totaled $1,644 thousand for the year ended December 31, 2025, representing a decrease of $514 thousand, or 23.8%, compared to Predecessor’s and successors’ combined $2,158 thousand for the same period in 2024. The research and development expenses are comprised mainly from subcontractors and consultants, salaries and related expenses, from share based payment expenses and other expenses. The decrease was mainly due to lower share based payment expense recorded in the year ended December 31, 2025 compared with the same period in 2024, off set by an increase in subcontractors and consultants in 2025 compared to 2024 mainly due to commencement of the development & manufacturing services agreement with STA Pharmaceutical Hong Kong Limited for the supply of Company's L-100 Liposomal Nano-Mupirocin for use in Company's preclinical studies and future clinical trials.

General and Administrative Expenses

Successor’s general and administrative expenses totaled $1,820 thousand for the year ended December 31, 2025, representing an increase of $410 thousand, or 29.1%, compared to Predecessor’s and Successors’ combined $1,410 thousand for the same period in 2024. General and administrative expenses are comprised mainly from salaries and related expenses, share based payment expenses, professional services and other expenses. The increase was primarily attributable to higher Successor’s salaries and related expenses compared with the same period in 2024.

Intangible asset and Goodwill impairment expenses

Successor’s Intangible asset and Goodwill impairment expenses totaled $9,684 thousand for the year ended December 31, 2025, representing an increase of $9,684 thousand, or 100%, compared to Predecessor’s and Successors’ combined $0 for the same period in 2024. As of December 31, 2025, after considering the qualitative and quantitative factors, and after considering the disagreement regarding ARB development, the Company concluded that an impairment loss of $845 and an impairment loss of $8,648 is required to Company's intangible assets and Company's goodwill. No such expenses recognized in 2024.

Operating Loss

As a result of the foregoing, Successor’s operating loss totaled $13,148 thousand for the year ended December 31, 2025, representing an increase of $9,580 thousand, or 268.5%, compared to Predecessor’s and Successors’ combined $3,568 thousand loss for the same period.

Financing income, Net

Successor recognized financing income, net of $57 thousand for the year ended December 31, 2025, compared to Predecessor’s and Successors’ combined $63 thousand for the same period. The decrease in finance income, net is considered immaterial.

Tax Expenses

Successor’s tax expenses totaled $358 thousand for the year ended December 31, 2025, representing an increase of $358 thousand, or 100%, compared to Predecessor’s and Successors’ combined $0 for the same period in 2024. Tax expenses for the year ended December 31, 2025 derives mainly from decrease in intangible assets and decrease in deferred tax assets. No such expenses recognized in 2024.

Net Loss and Comprehensive Loss

As a result of the foregoing, Successor’s net loss totaled $13,449 thousand for the year ended December 31, 2025, representing an increase of $9,944 thousand, or 283.7%, compared to Predecessor’s and Successors’ combined $3,505 thousand for the same period.

Liquidity

To date, the Company has not generated any revenues from its current operations, incurred losses, and therefore is dependent upon external sources for financing its operations. As of December 31, 2025, the Company had an accumulated deficit of $24,962 thousands. To support its operations and advance its development programs, the Company intends to continue securing investments. Management anticipates that additional capital will be necessary to fund its ongoing R&D activities and to explore opportunities for acquiring healthcare or healthcare-related technologies. However, there are currently no binding commitments for further investment, and there can be no assurance that the Company will secure the required capital on commercially reasonable terms, or at all.

If sufficient investment cannot be obtained, the Company may need to implement cost-cutting measures, scale back its R&D activities, or delay certain development programs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Between April and December 2023, the Company received funds in the aggregate amount of $4,631.25 thousands from qualified investors subscribing into private placement units of the Company’s securities, where each unit (a “Unit” and collectively the “Units”) is comprised of (i) two (2) shares of the Company’s common stock and (ii) one common stock purchase warrant to purchase an additional share of the Company’s Common Stock exercisable December 31, 2026, at a per share exercise price of $2.40. The price per Unit is $3.20. In consideration thereof, the private placement investors were issued an aggregate of 2,894,532 of the Company’s Common Stock and warrants to purchase an additional 1,447,266 shares of Common stock.

Our ongoing operations through the conduct of the clinical trial program will continue to consume cash resources without generating revenues. There is no guarantee that will be successful in obtaining an adequate level of financing needed for its long-term research and development activities on commercially reasonable terms.

Foreign Exchange Risks

Our financial statements are denominated in U.S. dollars and financial results are denominated in U.S. dollars, while a significant portion of our business is conducted, and a substantial portion of our operating expenses are payable, in currencies other than the U.S. dollar.

Exchange rate fluctuations may have an adverse impact on our future revenues, if any, or expenses as presented in the financial statements. We may in the future use financial instruments, such as forward foreign currency contracts, in its management of foreign currency exposure. These contracts would primarily require us to purchase and sell certain foreign currencies with or for U.S. dollars at contracted rates. We may be exposed to a credit loss in the event of non-performance by the counterparties of these contracts. In addition, these financial instruments may not adequately manage our foreign currency exposure. Our results of operations could be adversely affected if we are unable to successfully manage currency fluctuations in the future.

Effects of Inflation

Inflation generally affects Revium by increasing its research and development expenses. Revium does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein, but may have a significant, adverse impact in 2025.

Going Concern

For the year ended December 31, 2025, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have accumulated deficit of $24.9 million as well as negative operating cash flows. Our report from our independent registered public accounting firm for the year ended December 31, 2025, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Known Trends, Events and Uncertainties

Potential Impact of the Uncertainty Regarding the Yissum Option on Our Development Plans and Intangible Asset Values

As of the date of this report s, we continue to evaluate the potential implications of the disagreement with Yissum regarding whether the option exercise period for the Nano-Candesartan (ARB) program has commenced or expired. Under our option agreement with Yissum, the 90-day option period to negotiate an exclusive license is triggered only upon Yissum’s delivery of a final scientific report summarizing four specified preclinical studies. We do not believe that such a final scientific report, as defined in the agreement, has been delivered, and certain data and analyses that we expected to receive remain outstanding. In addition, research activities continued throughout 2024 and 2025 with the knowledge and involvement of Yissum and University personnel, which contributed to our understanding that the option exercise period had not begun.

In November 2025, Yissum communicated its position that the final scientific report was delivered in September 2024 and that, accordingly, the option exercise period has already lapsed. We dispute this position. We and Yissum are currently engaged in discussions to resolve this matter. There can be no assurance that these discussions will result in an outcome that preserves our ability to exercise the option.

We intend to evaluate the results of a planned large-animal safety study—now expected in the first half of 2026—before determining whether to proceed with an exclusive license. Initiation of this study has been delayed pending receipt of what we consider to be the contractually required final scientific report.

If we are unable to reach a resolution that preserves our rights under the option agreement, or if we ultimately elect not to exercise the option based on the results of the large-animal study, our development pipeline would exclude the Nano-Candesartan program. Given the uncertainty of our rights to the option, we have determined to impair the recorded value of intangible asset associated with this program.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

N/A

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information.

(i) During the quarter ended December 31, 2025, no director or officer adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Amir Avraham	49	Interim Chief Executive Officer
Inna Martin	49	President, Chief Operating Officer and Director
Arie Gordashnikov	42	Chief Financial Officer and Treasurer
Bernard Bartal	60	Chairman, Director
Matti Munk	53	Director
Yoram Drucker	59	Director

Amir Avraham, 49, was appointed Chief Executive Officer on an interim basis, on May 22, 2025 following Mr. Akunis resignation from such position. Since February 2024, Mr. Avraham has been a financial consultant with the Company, on a part time basis. Prior to his appointment as interim Chief Executive at the Company, since February 2017 he has been General Manager and Chief Financial Officer at OCON Therapeutics, a global biotech company drug device company, operating in Israel and Switzerland, where he led strategic planning and capital raises totaling over $15 million while managing legal, financial, and global activities. Prior thereto, he was from January 2013 to February 2017 he was Chief Financial Officer at Secure Islands Technologies, a cybersecurity firm acquired by Microsoft, where he led financial operations across the US, UK, and Switzerland, managed investor relations, and was instrumental in both a $20 million fundraising round and the Microsoft acquisition process. From February 2008 to January 2013, he was Chief Financial Officer at Van Leer Technology Ventures, a venture company, where he oversaw all financial reporting. Prior thereto from 2004 to 2008, he was associated with the Israel office of Deloitte, where he led and participated in numerous financial audits for organization of various sizes.

Mr. Avraham is a licensed CPA and holds an MBA in Finance from the Hebrew University of Jerusalem.

Inna Martin, 49, has joined the Company as Chief Executive Officer, President and director in November 2019 and served as Chief Executive Officer through December 22, 2024, whereupon she resigned from such position, but continues to serve as a director and President of the Company. Since December 17, 2024, she is serving as Chief Operating Officer. Ms. Martin has an extensive experience of more than 20 years in healthcare and project management. Between December 2022 and February 2024, she served on the board of directors of IR Med, Inc. (OTCQB: IRME), a clinical stage medical device company focused on the development of infrared spectroscopy and AI analysis technology platform as a basis for point-of-care decision support devices. From February 2014 until April 2018, Inna Martin served as Investment Director at a Luxembourg based, a healthcare focused VC fund, partner of Domain Associates LLC (USA), where she managed portfolio companies in major innovation hubs including North America and Europe. In September 2018, she founded Seven Sons Ltd., Israel, a clinical stage medical device company, focusing on the development of Stent Positioning Assistance System, SPAS, a novel proprietary tool developed for safer PCI procedure and precise stent positioning.

Inna Martin received her MBA in 2000 from Bar Ilan University, Israel, her BA in English and Psychology in 1996 from Orenburg State University, Russian Federation. In 2021, she received certification in Management Executive Education, Artificial Intelligence in Health Care from MIT, MA.

Arie Gordashnikov, 42, became the Company’s Chief Financial Officer. effective as of June I, 2023. He has over 13 years of experience in accounting, auditing and finance of Hi-Tech and biotechnology companies. Since 2018, he serves as Head of IPO & M&A Department at Shimony Financial Services (Israel) and has been providing accounting and financial advisory services to the Company since 2018. He knows company’s history, prepared all quarterly and annual reports, experienced in RCC and PCAOB reporting. Before joining Shimony CPA FIRM, from 2009 to 2017, Mr. Gordashnikov was an Audit Manager at Ernst & Young Israel. Mr. Gordashnikov holds an MBA degree from Tel Aviv University in financial management, a B.A. in Accounting and Economics from Hebrew University of Jerusalem and he has been a licensed CPA since 2012.

Bernard Bartal, 59, joined the Company as a director in June 2023 and, since June 22, 2023, has served as Chairman and Vice President of Business Development,. Throughout his career, Mr. Bartal has been a founder, co-founder, investor, and strategic technology contributor to numerous life science and technology ventures.

He has played leading roles in a range of companies, including Dien-A Molecular Biology Ltd. (2018–present), a DNA sequencing company pioneering technologies for significantly extending sequencing read lengths; Advanced Concepts in Biology LLC (2018–present), which develops advanced gene expression technologies; and Biotic Therapeutics Ltd. (2021–2023), where he also served as Vice President of Business Development, focusing on anti-inflammatory polyphenol small molecule research. Between 2018 and 2020, he was a shareholder and contributor to Aimmune Therapeutics, a company developing peanut allergy therapeutics that was acquired by Nestlé in 2020. Since March 2023 to the present, he has been serving as a board member and technology adviser at Exonavis Therapeutics, which is currently in Phase III clinical development for ADNP, and since 2024 has been an advisory board member, first shareholder, and strategy contributor at Listen Therapeutics, a company advancing breakthrough real-time cancer treatment efficacy signaling technology. In the agri-biotech field, he founded Agrinetica and Agronetica (April 2023–present), both engaged in CRISPR gene knock-out technologies to enhance peanut and cacao seed traits. Beyond life sciences, he has been the founder and strategic driver of the ESH group since March 2017, encompassing ESH Bank and ESH.OS, a technology company offering a full-suite banking operating system. His earlier ventures include Pan Scientific Technologies (2000–2017), which focused on research and development in transportation, energy, and sustainability, and MegaGiga Networks (1993–2000), one of the pioneering internet companies developing large-scale telecom and online billing software during the first decade of the internet.

In all of the aforementioned companies, except as noted Mr. Bartal has no formal managerial position but is actively involved in these companies’ capital raising efforts and, technology advancement activities including without limitation, obtaining appropriate intellectual property protection.

Mr. Bartal studied for his BSc in Biology between 1986 and 1989 at Tel Aviv University and the University of Barcelona.

Matti Munk, 53 was appointed a director on February 18, 2021. Mr. Munk has 20 years of experience in international investment and banking; engaging in international activities, economics, financing, management. Since 2020, he has served as director and Chief Economist at Comforte Capital. Amazon Aggregator; since 2016, he serves as CEO of Western Wall Street, leading corporate finance and Capital Raises for Israeli Corporations and UK real estate projects and performing oversight/financial reporting on behalf of investors in local the corporations. Between 2008 and 2016, Mr. Munk served as manager in International Private Banking. Mercantile Discount Bank. Mr. Munk was responsible for overseeing department and commercial loans division and establishing and maintaining internal and external relationships with Institutional Market and Family offices. Mr. Munk received MBA in Finance in 2011 from University of Liverpool, UK and BA in Economics and Finance in 1997 from Bar-Ilan University.

Yoram Drucker, 59, was appointed a director as of February 26, 2025. Mr. Drucker is a serial entrepreneur, founding several companies over the last twenty years and focusing on the Israeli biotech industry. From October 2017 to November 2023, Mr. Drucker founded and served as Vice President of Business Development for InnoCan Pharma Ltd., a company traded on the Canadian Stock Exchange. From September 2016 to April 2020, Mr. Drucker was the CEO and Co-founder of a biotech company, ViruCure, developing an oncolytic-virus based technology platform. Prior to this, he served as the CEO and Executive Chairman of Cell Source Ltd. from 2011 to 2014. Additionally, Mr. Drucker was a founding member of Brainstorm (NASDAQ: BCLI), a company publicly traded on the Nasdaq where he served as COO in 2004 and CEO from 2005 to 2007 and a founding member of Pluristem (NASDAQ: PSTI). Mr. Drucker currently serves on the board of directors of Innocan Pharma Corporation (CSE: INNO) and Nurexone Biologic Inc. (TSX: NRX). Mr. Drucker brings significant expertise in the management, operations, business development and product development in start-ups. He is also involved as a consultant and co-founder of other start-ups in different fields.

The above-listed officers and directors will serve until the next annual meeting of the stockholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers serve at the will of the Board of Directors.

Board Committees

The Company has not established any committees. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Director Oversight and Qualifications

While management is responsible for the day-to-day management of the risks the company faces, the Board, as a whole and through its committees, has responsibility for the oversight of risk management. An important part of risk management is not only understanding the risks facing the company and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. In support of this oversight function, the Board receives regular reports from our Chief Executive Officer and members of senior management on operational, financial, legal, and regulatory issues and risks. The chairman of the Board and independent members of the Board work together to provide strong, independent oversight of the company’s management and affairs through its standing committees and, when necessary, special meetings of directors.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities, or banking activities or to be associated with any person practicing in banking or securities activities;

●	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our Board is currently composed of four (4) members. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. We determined that Mr. Matti Munk is considered an independent director as that term is defined by NASDAQ Marketplace Rule 5605(a)(2). In assessing the independence of the directors, the Board considers any transactions, relationships and arrangements between our Company and our directors or their affiliated companies. This review is based primarily on responses of the directors to questions in a director and officer questionnaire regarding employment, business, familial, compensation and other relationships with our Company or our management.

Term of Office

Our directors are appointed for to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Code of Ethics

Our Board of Directors has not adopted a code of ethics but plans to do so in the near future.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the year ended December 31, 2025, we believe all of our officers, directors and 10% stockholders made the required filings pursuant to Section 16(a).

Equity Award Grant Practices

Equity awards are made by the Compensation Committee, are discretionary and are not granted to executive officers and employees at any specific time in the year. In April 2025 the Board adopted a Policy on Granting Equity Awards (“Equity Policy”). Under the Equity Policy, awards to employees shall be made on a date when the Company’s insider trading window is “open” (i.e., when the Company is not in possession of material non-public information), and which is at least three business days after the most recent release of the Company’s quarterly or annual earnings, or Form 8-K Current Report that discloses material non-public information. With respect to grants made to executive officers, and new hires who will become executive officers the Company shall not grant and/or price of stock options or other incentive securities under any securities-based compensation arrangement of the Company during the period beginning four (4) business days before and ending one (1) business day after the filing by the Company of a Form 10-Q Quarterly Report, Form 10-K Annual Report or Form 8-K Current Report that discloses material non-public information (other than a current report on Form 8–K disclosing a material new option award grant under Item 5.02(e) of that form). Grants of stock options to new hires (other than those who will become Section 16 officers), will not be subject to the same restrictions but will be made on the later of the date of approval of the grant by the Compensation Committee and the date of commencement of employment.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our named executive officers (including director compensation) during the fiscal years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Amir Avraham, Interim CEO(2)	2025	91,000	-	-	-	-	-	-		91,000
	2024	40,500	-	-	-	-	-	-		40,500

David Akunis former CEO(3)	2025	96,500						24,500	(5)	121,000
	2024	6,500	-	-	-	-	-	2,500		9,000

Inna Martin COO(4)	2025	241,500	-	-	-	-	-	30,000	(5)	271,500
	2024	222,500	-	-	4,770,000	-	-	21,000	(5)	5,013,500

Arie Gordashnikov CFO	2025	53,500	-	-	-	-	-	-		53,500
	2024	54,500	-	-	-	-	-	-		54,500

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise.

(2)	Amir Avraham joined the Company in March, 2024 as a consultant and was appointed interim Chief Executive Officer effective May 22, 2025. Mr. Avraham is currently compensated on the basis of a consulting arrangement in respect of which he is not entitled to any social benefits or automobile related expenses.

(3)	David Akunis joined the Company on December 17, 2024 and was appointed Chief Executive Officer effective December 23, 2024. Mr. Akunis resigned from as Chief Executive Officer and from all other positions with the Company on May 21, 2025,

(4)	Inna Martin served as Chief Executive Officer from November 2019 through December 22, 2024, whereupon she was appointed as Chief Operating Officer. Ms. Martin’s salary include base salary of $229,500 and $212,500 in 2025 and 2024 respectively, and a director fee of $12,000 and $10,000 in 2025 and 2024 respectively.

(5)	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Israel, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Israeli severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities. See discussion below under “Narrative Disclosure to Summary Compensation Table.

The following table provides information regarding each component of compensation for fiscal years 2024 and 2023 included in the “All Other Compensation” column in the “Summary Compensation Table” above. Represents amounts paid in New Israeli Shekels (NIS) and converted at average exchange rates for the year.

Name	Year	Automobile and Related Expenses (1)	Social Benefits	Total
David Akunis	2025	$5,500	$19,000	$24,500
	2024*	**	$2,500	$2,500

Inna Martin	2025	$13,000	$17,000	30,000
	2024*	$7,000	$14,000	$21,000

*	With respect to Mr. Akunis, he commenced his role as CEO on December 18, 2024 and departed from the employ of the Company on May 21, 2025. With respect to Inna Martin, in the course of 2023 she was compensated on the basis of a consulting arrangement in respect of which she was not entitled to any social benefits or automobile related expenses.

**	Less than $1,000

1.	Leased automobile.

2.	These are comprised of contributions by us to savings, health, severance, pension, disability and insurance plans generally provided in Israel, including health, education, managerial insurance funds, and redeemed vacation pay. This amount represents Israeli severance fund payments, managerial insurance funds, disability insurance, supplemental education fund contribution and social securities.

EMPLOYMENT/CONSULTING AGREEMENTS

Narrative Disclosure to Summary Compensation Table

Our Board follows the following processes and procedures for the consideration and determination of executive and director compensation:

In establishing compensation amounts for executives, we seek to provide compensation that is competitive in light of current market conditions and industry practices. Accordingly, we will generally review market data, which is comprised of proxy-disclosed data from peer companies and information from nationally recognized published surveys for the biopharmaceutical industry, adjusted for size. The market data helps the committee gain perspective on the compensation levels and practices at the peer companies and to assess the relative competitiveness of the compensation paid to our executives. The market data thus guides us in its efforts to set executive compensation levels and program targets at competitive levels for comparable roles in the marketplace. We then consider other factors, such as the importance of each executive officer’s role to the Company, individual expertise, experience, performance, retention concerns and relevant compensation trends in the marketplace, in making its final compensation determinations.

Elements of Compensation

In addition to each officer’s base salary, our executive officer compensation program consists of a cash incentive bonus plan and discretionary stock option awards in addition to customary benefits. The amounts of compensation awarded for each element of the Company’s compensation program (i.e., base salary, bonuses and stock options) are reviewed in connection with the Company’s performance.

Base Salary

Annual base salaries compensate our executive officers for fulfilling the requirements of their respective positions and provide them with a level of cash income predictability and stability with respect to a portion of their total compensation. We believe that the level of an executive officer’s base salary should reflect the executive’s performance, experience and breadth of responsibilities, our understanding of salaries for similar positions within our industry and any other factors relevant to that particular job.

Base salaries are typically negotiated at the outset of an executive’s employment. Salary levels are considered annually as part of our performance review process, but also in cases including promotion or other changes in the job responsibilities of an executive officer. For named executive officers, initial base salaries generally are established in connection with negotiation of an offer of employment and employment agreement. Increases in base salary have several elements. In addition to promotion and increased responsibilities, merit and Company-wide general increases are also taken into consideration.

Stock-Based Awards

Historically, we have generally granted stock options to our employees, including our named executive officers, in connection with their initial employment with us. We also have historically granted stock options on an annual basis as part of annual performance reviews of our employees.

Our equity award program under the 2021 Plan, as amended, is the primary vehicle for offering long-term incentives to our executives. We do not have any equity ownership guidelines for our executives, which is consistent with other pre-commercial biotechnology companies that use stock options as the long-term incentive vehicle. Further, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, the vesting feature of our equity awards contributes to executive retention by providing an incentive for our executives to remain in our employment during the vesting period. We expect that our Board will continue to use annual equity awards to compensate our executive officers. We may also make additional discretionary grants, typically in connection with the promotion of an employee, to reward an employee, for retention purposes or in other circumstances as the Board deems appropriate.

Employment/Consulting Agreements

Amir Avraham. On May 22, 2025, Mr. Avraham was appointed as interim Chief Executive Officer a Prior to his appointment as interim Chief Executive Officer, Mr. Avraham provided to us general consulting services pursuant to a consulting agreement entered into with our subsidiary Revium RX Ltd. on February 26, 2024, as subsequently amended as of May 22, 2025. Under the original consulting agreement, Mr. Avraham was paid a monthly fee of 15,000 NIS, which as of May 22, 2025 upon his appointment as interim CEO, the monthly fee under the consulting agreement was increased to 30,000 NIS, pending the negotiation and execution of a new agreement reflecting new compensation terms which as of the date of this report have not been agreed to.

The consulting agreement contain customary confidentiality obligations which are not limited by the term of the agreement.

Inna Martin. The Company’s subsidiary Revium RX Ltd. entered into Consultancy Agreement with Ms. Martin (the “Consulting Agreement”) on December 15, 2020, as subsequently amended, setting forth the terms of her compensation. Under the Consulting Agreement, Ms. Martin was entitled through July 2023 to a monthly fee of the current New Israeli Shekel equivalent of approximately $15,000, payable on monthly basis. In July 2023, the Consulting Agreement was amended such that Ms. Martin was entitled to a monthly fee of the current New Israeli Shekel equivalent of approximately $17,000, also payable on monthly basis.

In February 2024, Revium Ltd and Ms. Martin entered into an employment agreement pursuant to which she is paid a monthly salary plus automobile related expenses in New Israeli Shekel equivalent of approximately$4,000, payable on monthly basis. Ms. Martin’s Consulting Agreement continues in effect and her duties were allocated on the basis of 70% to the Consulting Agreement and 30% to the employment agreement. Accordingly, the fee to which Ms. Martin is entitled under the Consulting agreement was accordingly reduced, such that she continues to receive approximately the same compensation that she was entitled to under the amended Consulting Agreement.

Under the employment agreement, Ms. Martin is entitled to a leased automobile. Ms. Martin is also entitled to the following: (i) Manager’s Insurance under Israeli law to which Revium Ltd. contributes amounts equal to (a) 8-1/3 percent for severance payments, and 6.5%, or up to 7.5% (including disability insurance) designated for premium payment (and Ms. Martin contributes an additional 6%) of each monthly salary payment, and (b) 7.5% of his salary (with Ms. Martin contributing an additional 2.5%) to an education fund, a form of deferred compensation program established under Israeli law. Either we or Ms. Martin is entitled to terminate the employment relationship on 90 days prior written notice.

Ms. Martin was awarded stock options under the Company’s 2021 Plan, as amended (the “2021 Plan”), on September 30, 2021 options to purchase 1,440,000 shares of the Company’s Common Stock at a per share price of $0.40, which were fully vested as of December 31, 2023. In addition, on February 9, 2024 Ms. Martin was granted stock options to purchase 3,800,000 shares of the Company’s Common Stock at a per share price of $0.001, of which 1,900,000 options were fully vested upon grant and the remaining 1,900,000 stock options are scheduled to vest on a quarterly basis over two years in equal quarterly installments of 237,500 options, beginning with the quarter ended March 31, 2024. The options are exercisable within eight years from grant date.

The agreements contain customary confidentiality obligations which are not limited by the term of the agreement.

Compensation of Directors

The following table sets forth the components of compensation for each non-employee director that served as a director during the year ended December 31, 2025:

Year Ended December 31, 2025

Name	Fees earned or paid in cash $	Stock awards $	Option awards (1) $	Non-Equity Incentive Plan Compensation $	Non-Qualified deferred compensation $	all other compensation $	Total $
Bernard Bertal (2)	12,200	--	--	--	--	35,800	48,000
Mordechai Munk	12,200	--	--	--	--	--	12,200
Moti Jacobson (3)	7,800	--	--	--	--	--	7,800
Yoram Druker (4)	7,500	--	--	--	--	83,000	90,500

(1)	In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for us that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise

(2)	Including $35,800 for Bernard’s role as Company’s VP head of strategy.

(3)	Mr. Jacobson resigned from the Company’s board of directors effective as of June 30, 2025.

(4)	Including $83,000 for Druker’s salary from Company’s subsidiary Lipovation Ltd.

Under the current Company’s policies, each director is to receive cash compensation of $10,000 biannually, $1,000 per meeting or $300 for a virtual meeting.

Stock Plan

In March 2021, we adopted the Global Share Incentive Plan (2021) (the “2021 Plan”), providing for the grant of non-qualified stock options and incentive stock options to purchase shares of our common stock, restricted and unrestricted share awards and grant of restricted stock units, to the employees, services providers, directors, officers, consultants and affiliates of the Company and its subsidiaries. The Plan, including the Appendix for Israeli taxpayers was approved by our stockholders by written consent on March 10, 2021. We initially reserved 5,000,000 shares of our Common Stock issuable under the 2021 Plan.

On November 11, 2024, following discussions with the management of the Company, the Board has determined that it is advisable and in the best interests of the Company and its stockholders to further amend the Plan, as amended (“Amendment #2”), to reduce the maximum number of shares reserved for issuance under the Plan from 20,000,000 shares of Common Stock to 10,000,000 shares of Common Stock. Amendment No. 2 became effective on the date of the approval by the Board of Directors, but it is subject to approval by the Company’s shareholders within 12 months, pursuant to section 422(b)(1) of the Internal Revenue Code.

owing table sets forth certain information as of December 31, 2025 about our 2021 Plan under which our equity securities are authorized for issuance.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity compensation plans approved by security holders	2,200,000	$0.31	-
Equity compensation plans not approved by security holders (1)	2,070,000	0.31	730,000
Total	4,270,000	$0.31	730,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of March , 2026 with respect to the beneficial ownership of our Common Stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned, based on 61,321,100 shares of Common Stock issued and outstanding as of such date.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this report are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated below each person has sole voting and investment power with respect to the shares beneficially owned and the address for each beneficial owner listed in the table below is c/o Revium Rx., 1Azrieli Business Center, 89 Mediant HaYehudim, Herzliya, Israel.

	Amount and nature of
Name of Beneficial Owner	beneficial ownership
Directors and Executive Officers
Inna Martin	5,240,000	(1)
Amir Avraham	--
Arie Gordashnikov	--
Bernard Bartal	160,000	(2)
Matti Munk	--
Yoram Drucker	4,377,189	(3)
All Directors and Officers as a Group	9,777,189

5% Stockholders
SBDHEI LP	5,840,000	(4)
Yoram Drucker	4,377,189	(3)
Third Eye Investors LLC	6,957,285	(5)
Shlomie Bierman	3,239,990
Yaakov Safren	3,506,907
Yechiel Yehoshua Grinfeld	3,230,696
Jose Zajac	4,751,140	(6)
Sheldon Perl	3,562,500	(7)

*	Less than 1%

(1)	Includes (i) 2,800,000 common stock, and (ii) 2,440,000 shares of Common Stock issuable upon exercise of vested stock options and options exercisable within 60 days from the date of this report.

(2)	Represents shares of Common Stock issuable upon exercise of vested stock options and options exercisable within 60 days from the date of this report.
(3)	Includes (i) 3,687,189 common stock, and (ii) 690,000 shares of Common Stock issuable upon exercise of vested stock options and options exercisable within 60 days from the date of this report

(4)	Includes 5,840,000 common stock. David Safren has the sole voting and investment power over the shares held by SBDHEI LP

(5)	Includes (i) 5,785,410 common stock, and (ii) 1,171,875 shares of Common Stock issuable upon exercise of warrants, exercisable within 60 days from the date of this report. Yitzchak Rokovsky has the sole voting and investment power over the shares held by Third Eye Investors LLC.

(6)	Includes (i) 3,969,890 common stock, and (ii) 781,250 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days from the date of this report.

(7)	Includes (i) 2,375,000 common stock, and (ii) 1,187,500 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days from the date of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

The following is a description of transactions since January 1, 2023, to which we were a party or will be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average of our total assets at year-end for the last three completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

On December 31, 2024, the Company’s Chief Operating Officer, exercised 2,800,000 stock options into 2,800,000 common stock at an exercise price of $0.001 per share.

On February 9, 2024, the Company’s Board of Directors approved a grant to the Company’s then Chief Executive officer of 3,800,000 stock options at an exercise price of $0.001 per share 1,900,000 options were fully vested upon grant and the remaining 1,900,000 options are scheduled to vest on a quarterly basis over two years in equal quarterly instalments of 237,500 options, beginning with the quarter ended March 31, 2024. The options are exercisable within eight years from the grant date.

On February 9, 2024, the Board approved a grant to the Chairman of the Board of 160,000 stock options at an exercise price of $0.40 per share, of which 80,000 options were fully vested upon grant and the remaining 80,000 options are scheduled to vest on a quarterly basis over 2 years in equal quarterly instalments of 10,000 options, beginning with the quarter ended March 31, 2024. The options are exercisable within eight years from the grant date.

On February 9, 2024, the Board agreed to extend the exercise period of options for 690,000 shares previously granted in 2021 to a director then serving on the Board and a service provider through the original date of grant (i.e., September 30, 2031). The extension was granted in connection with the service provider’s resignation from service to the Company.

Director Independence

Our board of directors currently consists of four members. Our board of directors has determined that Matti Munk qualifies as independent directors in accordance with the Nasdaq listing requirements. Nasdaq’s independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three (3) years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist that, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services.

Our Board pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our board of directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board of directors before the audit commences.

The following table sets forth the fees billed by BDO, our principal independent accountants for the years ended December 31, 2025 and December 31, 2024, respectively, for the categories of services indicated.

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Audit Fees	80,000	91,900
Audit Related Fees	--	--
Tax Fees	9,000	9,000
All Other Fees	--	--
Total	89,000	100,900

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our interim financial statements included in our Form 10-Q and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”, review of our Forms 8-K filings and services that are normally provided by the accountant in connection with non-year-end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our accountants for tax compliance, tax advice, tax planning and the preparation of income tax returns.

Other fees. The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are filed with this report:

Exhibit No.	Description
2.1*	Stock Exchange Agreement by and among the Registrant, LipoVation and LipoVation’s shareholders dated November 14, 2023
3.1**	Certificate of Incorporation of the Registrant in the State of Delaware on January 24, 1997 as a Delaware corporation under the name “Fun Cosmetic, Inc.”
3.2**	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 29, 2005, changing the name from Fun Cosmetic, Inc. to Grand Canal Entertainment, Inc.
3.3*	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated October 14, 2008 changing the name of the Registrant from to Grand Canal Entertainment, Inc. to OC Beverages, Inc.
3.4*	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated December 9, 2020 changing the name of the Registrant from OC Beverages, Inc. to Revium Recovery, Inc. and implementing a 1-for-500 reverse split of the Company’s Common Stock.
3.5 *	Articles of Incorporation of the Registrant in the State of Nevada
3.6*	Plan of Conversion of the Registrant, dated December 17, 2024
3.7*	Certificate of Conversion filed with the State of Delaware
3.8**	Articles of Conversion filed with the State of Nevada
3.9*	Bylaws of the Registrant in the State of Nevada
4.1*	Form of the IPO Warrants to be issued by the Company in this Offering
4.2*	Form of Investor Warrants issued by the Company in the First Private Placement Offering
4.3*	Form of Investor Warrants issued by the Company in the Second Private Placement Offering
10.1*	License and Research Agreement between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective as of November 24, 2022 (Muprocin)
10.2*	First Amendment to the License and Research Agreement Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective October 25, 2023 (Muprocin)
10.3*	Second Amendment to the License and Research Agreement Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective October 25, 2023 (Muprocin)
10.4*	License and Research Agreement between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective as of November 24, 2022 (OV)
10.5*	First Amendment to the License and Research Agreement Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective October 25, 2023 (OV)
10.6*	Research and Option Agreement effective as of October 25, 2023 (ARB)
10.7*	Research and Option Agreement between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective as of March 16, 2021
10.8*	First Amendment to the Research and Option Agreement between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective as of June 8, 2021
10.9*	Second Amendment to the Research and Option Agreement between Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. and LipoVation, effective as of August 1, 2021
10.10*	Form of Subscription Agreement executed by the Registrant and subscribers in the First Private Placement Offering
10.11*	Form of Subscription Agreement executed by the Registrant and subscribers in the Second Private Placement Offering
10.12**@	Form of Engagement letter with Directors.
10.13*@	Employment Agreement dated as of February 1, 2024 between Inna Martin and Revium Ltd.
10.14*@	Consulting Agreement dated as of Dec 15, 2020 between Inna Martin and Revium Ltd.
10.15*@	Amendment to Consulting Agreement June 29, 2023 between Inna Martin and Revium Ltd.
10.16*@	Amendment to Consulting Agreement Dated December 24, 2024 between Inna Martin and Revium Ltd.
10.17*@	Employment Agreement dated as of December 18, 2024 between David Akunis and Revium Ltd.
10.18*@	Consulting Agreement dated as of February 26, 2024 between Revium Rx Ltd. and Amir Avraham
10.19*@	Amendment to Consulting Agreement dated as of May 20, 2025.
21.1**	List of Subsidiaries

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed as an exhibit to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 15, 2025, and incorporated herein by reference)

**	Filed as an exhibit to our Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on January 28, 2026, and incorporated herein by reference)

@ Management Agreement

(b) Financial Statement Schedules

See the Index to Financial Statements included on page F-1 for a list of the financial statements included in this annual report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVIUM RX

Dated: March 31, 2026	By:	/s/ Amir Avraham
Amir Avraham
Interim Chief Executive Officer
(Principal Executive Officer)

/s/ Arie Gordashnikov
Arie Gordashnikov
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Amir Avraham	Interim Chief Executive Officer (Principal Executive Officer)	March 31, 2026
/s/ Arie Gordashnikov	Chief Financial	March 31, 2026
Officer (Principal Financial and Accounting Officer)
/s/ Inna Martin	Chief Operating Officer, Director	March 31, 2026

/s/ Yoram Drucker	Director	March 31, 2026

/s/ Matti Munk	Director	March 31, 2026

REVIUM RX.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025 AND DECEMBER 31, 2024

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Revium RX.

Herzliya, Israel

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revium Rx and its subsidiaries (the “Group”). as of December 31, 2025, and December 31, 2024, and the related consolidated statements of comprehensive loss, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated balance sheets have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company is at its research and development stage, therefore, it has suffered recurring losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had incurred accumulated Deficit of $24,962. The Company’s operations have been funded substantially through issuance of shares. Considering the above, the Company’s dependency on external funding for its operations raises a substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the Consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

BDO Member Firm

/s/ Ziv Haft

Certified Public Accountants (Isr.)

We have served as the Company’s auditor since 2021.

Tel-Aviv, Israel

March 30, 2026

REVIUM RX.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	1,678	3,268
Short-term deposit	1,033	2,011
Restricted deposit	9	-
Other current assets	375	238
Total current assets	3,095	5,517

NON-CURRENT ASSETS:
Property and equipment, net	10	9
Operating lease right of use assets	119	-
Intangible asset	2,497	3,342
Goodwill	2,575	11,414
Total non-current assets	5,201	14,765

TOTAL ASSETS	8,296	20,282

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	163	142
Other account payables	575	216
Deferred tax liability, net	575	217
Current portion of operating lease liability	55	-
Convertible Notes	1	1
Total current liabilities	1,369	576

NON-CURRENT LIABILITIES:
Long - term operating lease liability	46	-
Total Noncurrent liabilities	46	-

Total liabilities	1,415	576
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized. None issued and outstanding as of December 31, 2025, and December 31, 2024.	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 60,729,100 shares issued and outstanding as of December 31, 2025, and December 31, 2024.	61	61
Additional paid in capital	31,782	30,388
Non-controlling interest	-	770
Accumulated deficit	(24,962)	(11,513)
Total stockholders’ equity	6,881	19,706

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,296	20,282

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Successor		Predecessor
	For year ended December 31,	For the period commencing July 24 through December 31,	For the period commencing January 1 through July 23,
	2025	2024	2024

Operating expenses
Research and development expenses	1,644	996	1,162
General and administrative expenses	1,820	1,153	257
Intangible asset and Goodwill Impairment expenses	9,684	-	-
Operating loss	13,148	2,149	1,419

Financial expense (income), net	(57)	(65)	2

Loss before tax expenses	13,091	2,084	1,421

Tax expenses	358	-	-

Net loss and comprehensive loss	13,449	2,084	1,421

Basic and diluted net loss per share to shareholders of the parent Company	0.22	0.04	9.90
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	60,729,100	57,929,100	143,447

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

U.S. dollars in thousands (except share data)

	Predecessor
	Ordinary: Shares	Ordinary shares: Amount	Additional Paid in Capital	Accumulated Deficit	Totals

Balance at January 1, 2024	143,447	4	3,310	(1,922)	1,392
Share based payment	-	-	710	-	710
Net loss for the period	-	-	-	(1,421)	(1,421)

Balance at July 23, 2024	143,447	4	4,020	(3,343)	681

	Successor
	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares	Preferred Stock: Amount	Additional Paid in Capital	Non- controlling interest	Accumulated Deficit	Totals

Balance at July 24, 2024	34,757,458	35	-	-	14,671	-	(9,429)	5,277

Exercise of options	2,800,000	3	-	-	-	-	-	3
Net loss and comprehensive loss for the period	-	-	-	-	-	-	(2,084)	(2,084)
Issuance of business combination shares	23,171,642	23	-	-	14,284	914	-	15,221
Stock based compensation	-	-	-	-	1,433	(144)	-	1,289

Balance at December 31, 2024	60,729,100	61	-	-	30,388	770	(11,513)	19,706

*)	less than 1 thousand

REVIUM RX.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

U.S. dollars in thousands (except share data)

	Successor
	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares	Preferred Stock: Amount	Additional Paid in Capital	Non- controlling interest	Accumulated Deficit	Totals

Balance at January 1, 2025	60,729,100	61	-	-	30,388	770	(11,513)	19,706
Net loss and comprehensive loss for the period	-	-	-	-	-	-	(13,449)	(13,449)
Stock based compensation	-	-	-	-	1,394	(770)	-	624
Balance at December 31, 2025	60,729,100	61	-	-	31,782	-	(24,962)	6,881

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Successor		Predecessor
	For the year ended December 31,	For the period commencing July 24 through December 31,	For the period commencing January 1 through July 23,
	2025	2024	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,449)	$(2,084)	$(1,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	4	-
Stock based compensation	624	1,289	710
Change in deferred tax liability, net	358	-	-
Intangible asset and Goodwill impairment expenses	9,684	-	-
Reduction in the carrying amount of operating lease right of use asset	7	-	-
Finance expense (income)	3	(4)	-
Changes in assets and liabilities
Operating lease liability	(7)
Other current assets	(137)	41	152
Other account payables	359	101	(26)
Accounts payable	21	(101)	128
NET CASH USED IN OPERATING ACTIVITIES	(2,531)	(754)	(457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for operating right of use assets	(18)	-	-
Withdrawal from (investment in) short term deposit	975	(2,000)	-
Investment in restricted deposit	(9)	-	-
Purchase of property, plant and equipment	(7)	(3)	-
Cash received in conjunction with acquisition of subsidiary	-	729	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	941	(1,274)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of ordinary shares from option exercise	-	3	-
NET CASH PROVIDED BY FINANCE ACTIVITIES	-	3	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,590)	(2,025)	(457)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	3,268	5,293	1,186
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$1,678	$3,268	$729

NON-CASH ACTIVITIES:
Lease liabilities arising from obtaining right-of-use-assets	$112	$-	$-

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands

NOTE 1 – GENERAL

a.	Revium Rx (the “Successor ” or “Revium” or “Company”), previously known as Revium Recovery Inc., was incorporated in the State of Delaware on January 24, 1997, under the name “Fun Cosmetic, Inc.” On August 29, 2005, it changed its name to Grand Canal Entertainment, Inc. On October 14, 2008, the Company merged with OC Beverage, Inc. a Nevada corporation, a manufacturer of beverages, and on October 31, 2008 it subsequently changed its name to OC Beverages, Inc. On June 22, 2020, the Company formed a wholly owned Israeli subsidiary called Revium Recovery Ltd. (the “Subsidiary”). On December 4, 2020, the Company changed its name to Revium Recovery Inc.

On December 17, 2024, the Company completed the redomicile from the State of Delaware to the State of Nevada (the “Reincorporation. As a result of the Reincorporation, the Company ceased its business existence as a Delaware corporation and continued its business existence as a Nevada corporation under the name “Revium Rx.”

In November 2023, the Successor entered into a stock exchange agreement (“Share Exchange”) with Lipovation Ltd, a private Israeli company engaged in the development of novel pharmaceutical solutions (“Lipovation” or the “Predecessor”). Following the closing of such agreement on July 23, 2024, the Predecessor became a new wholly owned subsidiary of the Company, and as determined by the Company’s board of directors. Following the closing of the Share Exchange agreement, the Company’s Board of Directors determined to discontinue all of the Company’s prior activities and efforts in the development and activation of the clinical decision-making support system which constituted the business of the Successor prior to the closing of the stock exchange agreement, and to focus on the development of the acquired LipoVation’s business.

Through its subsidiary LipoVation Ltd, the Company is developing next-generation, lipid-based therapies to address some of the most pressing challenges in medicine. Through the subsidiary, the Company is focusing on creating targeted treatments that improve how medicines work in the body, with the goal of increasing effectiveness while reducing side effects. The pipeline, which is comprised of drug candidates in various stages of development, includes advanced delivery systems for a variety of indications, including a liposomal antibiotic targeted at fighting drug-resistant infections and a liposomal therapy designed to boost the impact of cancer treatments.

b.	Going concern:

The Company is in the research and development (R&D) stage and, as such, has not generated any revenues from its current operations. The Company’s activities are primarily funded through investment. As of December 31, 2025, the Company reported an accumulated deficit of $24,962.

To support its operations and advance its development programs, the Company intends to continue securing investments. Management anticipates that additional capital will be necessary to fund its ongoing R&D activities and to explore opportunities for acquiring healthcare or healthcare-related technologies. However, there are currently no binding commitments for further investment, and there can be no assurance that the Company will secure the required capital on commercially reasonable terms, or at all.

If sufficient investment cannot be obtained, the Company may need to implement cost-cutting measures, scale back its R&D activities, or delay certain development programs. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 1 – GENERAL (Cont.)

The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

c.	Impact of War on Israel:

On June 13, 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a pre-emptive strike directly targeting military and nuclear infrastructure inside Iran aimed to disrupt Iran’s capacity to coordinate or launch further hostilities against Israel, as well as disrupt its nuclear program. On June 25, 2025, a ceasefire between Israel and Iran took effect. Nonetheless, hostilities between Israel and Iran may resume and further escalate, with both sides launching attacks against one another. Company’s subsidiaries experienced disruptions to their work during such period. Since June 25, 2025, The Company’s subsidiaries have been returning to full activity together with its local vendors and consultants.

On Saturday, February 28, 2026, a joint military operation, named ‘Lion’s Roar,’ was launched by the State of Israel and the United States against governmental targets in Iran. The Company at this stage, can’t predict if and how it will effect on its business.

The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Following the closing of the Share Exchange agreement with Lipovation on July 23, 2024, in accordance with ASC 810, Lipovation’s financial statement are presented as the “Predecessor” for periods prior to the closing of the acquisition. Revium Rx, which includes consolidation of Lipovation Ltd subsequent to the acquisition, is the “Successor” for periods after the closing of the Business Combination. As a result of the application of the acquisition method of accounting in the Successor period, the financial statements for the Successor period are presented on a full step-up basis as a result of the acquisition and are therefore not comparable to the financial statements of the Predecessor period that are not presented on the same full step-up basis.

Successor

Basis of preparation

The consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates in preparation of Financial Statements:

The preparation of consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated Financial Statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated Financial Statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimate

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As applicable to the consolidated Financial Statements, the most significant estimates and assumptions relate to the going concern assumptions, valuating fair value of shares received as part of Lipovation’s acquisition, impairment of goodwill and impairment of indefinite intangibles.

b.	Business combination

The Company allocates the fair value of consideration transferred in a business combination to the assets acquired, liabilities assumed, and non-controlling interests in the acquired business based on their fair values at the acquisition date. All assets and liabilities are recognized in fair value. The purchase price allocation process requires management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The excess of the fair value of the consideration transferred plus the fair value of any non-controlling interest in the acquiree over the fair value of the assets acquired, liabilities assumed in the acquired business is recorded as goodwill. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. The cumulative impact of revisions during the measurement period is recognized in the reporting period in which the revisions are identified. The Company includes the results of operations of the business that it has acquired in its consolidated results prospectively from the date of acquisition. If the business combination is achieved in stages, the acquisition date carrying value of the acquirer’s previously held equity interest in the acquire is re-measured to fair value at the acquisition date; any gains or losses arising from such re-measurement are recognized in profit or loss

c.	Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance.

The Company operates in one operating segment, and this segment is the only reporting unit.

d.	Principles of consolidation:

The consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

e.	Functional currency:

The functional currency of the Company and its subsidiaries and the presentation currency of the financial statements is the U.S. dollar.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with ASC No. 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the consolidated statement of comprehensive loss as financial income or expenses, as appropriate.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

g.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%

Computers and electronic equipment	33

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the years ended December 31, 2025 an impairment losses have been identified, refer to Note 3.

i.	Research and development expenses:

Research and development expenses are charged to the statement of comprehensive loss as incurred.

In-Process Research and Development assets, acquired in an asset acquisition (i.e., assets acquired outside a business combination transactions) that are to be used in a research and development project which are determined not to have an alternative future use are charged to expense at the acquisition date in accordance with ASC 730, “Research and Development”.

j.	Severance pay:

The subsidiary’s liability for severance pay is subject to Section 14 of Israel’s the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all Subsidiary’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release the subsidiary from any future severance payments in respect of those employees. The Company has made all of the required payments as of December 31, 2025 and December 31, 2024.

The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The severance pay liabilities and deposits under Section 14 are not reflected in the consolidated balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

Severance expenses for the years ended December 31, 2025 and December 31,2024 amounted to $49 and $16.

k.	Income taxes:

The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes”, (“ASC 740”) which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2025 a full valuation allowance was provided by the Company.

ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2025 no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740

l.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in Israel.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

m.	Fair value of financial instruments:

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

The hierarchy is broken down into three levels based on the inputs as follows:

Level 1	-	Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Level 2	-	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3	-	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary from investment to investment and is affected by a wide variety of factors, including, for example, the type of investment, the liquidity of markets and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment and the investments are categorized as Level 3.

The carrying amounts of cash and cash equivalents, other current assets, accounts payables, other account payables and approximate their fair value due to the short-term maturities of such instruments.

n.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2025, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

o.	Basic and diluted loss per share:

Basic loss per share is computed by dividing the loss for the period applicable to Ordinary Shareholders by the weighted average number of shares of common stock. Par value $0.001 per share (the “Common Stock”) outstanding during the period.

In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of warrants using the “treasury stock method”, if the effect of each of such financial instruments is dilutive.

All outstanding share options and warrants for the years ended December 31, 2025 and December 31,2024 have been excluded from the calculation of the diluted net loss per share, because all such securities are anti-dilutive for all periods presented.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The potential shares of ordinary shares that were excluded from the computation of diluted net loss per share attributable to ordinary shareholders for the periods presented because including them would have been anti-dilutive are as follows:

	December 31	December 31
	2025	2024
Options	4,960,000	4,960,000
Warrants	6,372,265	6,372,265

Total	11,332,265	11,332,265

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for period commencing January 1 through July 23, 2024, for the period commencing July 24 through December 31,2024 and for the year ended December 31, 2025 are as follows:

	Year ended December 31	For the period commencing July 24 through December 31,	For the period commencing January 1 through July 23,
	2025	2024	2024
Numerator:
Net loss applicable to stockholders of Common Stock	(13,449)	(2,084)	(1,421)
Denominator:
Shares of Common Stock used in computing basic and diluted net loss per share	60,729,100	57,929,100	143,447
Net loss per share of Common Stock, basic and diluted	(0.22)	(0.04)	(9.90)

p.	Share-based payment transactions:

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the statements of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the vesting attribution approach over the requisite service period of each of the awards, The Company estimates the fair value of share options granted using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, including the expected share price volatility, free risk interest rate, dividends and the expected option term. Expected volatility was calculated based on the average of the standard deviation of a sample of similar companies. The expected option term represents the period that the Company’s share options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.	Goodwill:

Goodwill is recorded as a result of business combination. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable net tangible and intangible assets acquired. Goodwill is not amortized, but rather is subject to an impairment test.

ASC No. 350, “Intangibles - Goodwill and other” (“ASC No. 350”) requires goodwill to be tested for impairment at the reporting unit level at least annually or between annual tests in certain circumstances and written down when impaired.

ASC No. 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the quantitative goodwill impairment test is performed. Alternatively, ASC No. 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment of goodwill for the amount of this excess.

The Company performs the quantitative goodwill impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators are present and compares the fair value of the reporting unit with its carrying value.

During the year ended December 31, 2025, a goodwill impairment loss have been identified, see Note 3.

r.	Intangible assets:

Intangible assets consist of identifiable intangible asset that the Company has acquired from previous business combination, which is recognized as indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. Accordingly, such asset is not amortized but is tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired.

The Company performs its annual impairment test for intangible asset in the fourth quarter of each fiscal year. During the year ended December 31, 2025, an intangible impairment loss has been identified, see Note 3.

s.	Accounting pronouncement recently adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance will be effective for the Company for annual periods beginning January 1, 2025, with early adoption permitted. The Company has adopted this standard for annual periods beginning January 1, 2025 and interim financial statements thereafter. The adoption of this standard didn’t have material effect of Company’s consolidated financial statements.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.	Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03 “Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires more detailed information about specified categories of expenses presented on the face of the income statement, in addition to disclosures about selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating ASU 2024-03 to determine the impact it may have on its consolidated financial statements and related disclosures.

Predecessor:

Basis of preparation

The Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates in preparation of Financial Statements:

The preparation of Financial Statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated Financial Statements and accompanying notes. The Company evaluates on an ongoing basis its assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated Financial Statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

As applicable to the Financial Statements, the most significant estimates and assumptions relate to the going concern assumptions and determining the fair value of options to granted to the Company’s employee is considered substantial.

b.	Functional currency:

The functional currency of the Company and the presentation currency of the financial statements is the U.S. dollar.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts denominated in currencies other than the dollar are re-measured into dollars in accordance with ASC No. 830, “Foreign Currency Matters”. All transaction gains and losses from the re-measurement of monetary balance sheet items are reflected in the consolidated statement of comprehensive loss as financial income or expenses, as appropriate.

c.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d.	Property and equipment, net:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets at the following rates:

%

Computers and electronic equipment	33

e.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant and Equipment”. Whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such asset is impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the period commencing January 1 through July 23, 2024, no impairment losses have been identified.

f.	Research and development expenses:

Research and development expenses are charged to the statement of comprehensive loss as incurred.

g.	Severance pay:

The Company’s liability for severance pay is subject to Section 14 of Israel’s the Severance Compensation Act, 1963 (“Section 14”), pursuant to which all Subsidiary’s employees are included under Section 14, and are entitled only to monthly deposits, at a rate of 8.33% of their monthly salary, made in the employee’s name with insurance companies. Under Israeli employment law, payments in accordance with Section 14 release the subsidiary from any future severance payments in respect of those employees. The Company has made all of the required payments as of July 23, 2024.

The fund is made available to the employee at the time the employer-employee relationship is terminated, regardless of cause of termination.

The severance pay liabilities and deposits under Section 14 are not reflected in the balance sheets as the severance pay risks have been irrevocably transferred to the severance funds.

h.	Income taxes:

The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes”, (“ASC 740”) which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of July 23, 2024, a full valuation allowance was provided by the Compa ASC 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of July 23, 2024, no liability for unrecognized tax benefits was recorded as a result of the implementation of ASC 740.

i.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in Israel.

Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

j.	Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company and its chief operating decision-maker view the Company’s operations and manage its business in one operating segment, which is the research and development of the Company’s drug candidates.

k.	Legal and other contingencies:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of July 23, 2024, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

l.	Basic and diluted loss per share:

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The average number of shares is calculated by assuming that outstanding conversions were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period potentially dilutive common shares issuable upon the exercise of warrants and options were not included in the computation of loss per share because their effect was anti-dilutive

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Share-based payment transactions:

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the statements of comprehensive loss.

The Company recognizes compensation expenses for the value of its awards granted based on the vesting attribution approach over the requisite service period of each of the awards, net of estimated forfeitures. Forfeitures are accounted for as they occur. The Company estimates the fair value of share options granted using the Black-Scholes option pricing model. The option-pricing model requires a number of assumptions, including the expected share price volatility, free risk interest rate, dividends and the expected option term. Expected volatility was calculated based on the average of the standard deviation of a sample of similar companies. The expected option term represents the period that the Company’s share options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions.

The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends. As a result, the dividend rate was zero.

NOTE 3 – ACQUISITION

The Company accounted for the following transaction as a business combination and allocated the purchase consideration to assets acquired and liabilities assumed based on their estimated fair values.

On November 14, 2023, the Company entered into the Stock Exchange Agreement (the “Share Exchange Agreement”) with Predecessor.(formerly known as LipoVac Ltd), an Israeli company (“LipoVation”) and the shareholders of Predecessor pursuant to which the former shareholders of LipoVation have agreed to contribute all of their shareholdings in Predecessor in exchange for the right to receive shares of the Company’s common stock. On July 23, 2024, the transactions contemplated under the Stock Exchange Agreement were closed and as a result Predecessor became a wholly owned subsidiary of the Company.

In consideration for the contribution of all of their shareholdings in Predecessor to the Company, the Company issued to the former Predecessor shareholders an aggregate of 23,171,642 restricted shares of the Company’s common stock, representing 40% of the outstanding shares of the Company immediately following the closing.

The company has calculated the fair value of the Consideration shares based on the price of transactions close to the acquisition date. The Company didn’t use quoted market prices of Revium RX due to the negligible volume of trading in its shares with no records of trading close to the transaction date.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3 – ACQUISITION (Cont.)

Revium RX is a public company whose common stock is listed on the over the counter market in the U.S. (OTC Market LLC) and due to the negligible volume of trading in its shares management does not believe the share price on the OTC Market is an appropriate basis to determine the value of the consideration shares. The Predecessor is a private company with no quoted price available for its shares. The transaction occurred between a willing buyer and a willing seller and the merger ratio reflects the relative fair values of both of the companies (the buyer) and the acquired company. Management has determined to evaluate the fair value of the consideration based on the fair value of Predecessor from a private placement transaction.

The Company allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on their fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by an external appraiser.

The final allocation of the purchase price and the fair values of the assets acquired, and liabilities assumed in the Acquisition are as follows:

Consideration
Total Consideration	14,307
Add: Non controlling interest	914
Less: Cash acquired	(729)
Total consideration, net of cash acquired	14,492
-
14,492

July 24, 2024

Identifiable assets acquired and liabilities assumed
Short term deposit	7
Other receivables	212
Fixed assets, net	2
Account payable	(181)
Other account payables	(87)
In-process research and development	3,342
Deferred tax asset	552
Deferred tax liability	(769)
Total Identifiable assets acquired and liabilities assumed	3,078

Goodwill	11,414
Total identifiable assets acquired, and liabilities assumed	14,492

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3 – ACQUISITION (Cont.)

Below proforma information for profit and loss as if the acquisition took place as of January 1, 2024:

	Year ended December 31, 2024	Consolidated
	Unaudited	Unaudited

Net loss	7,611	-	7,611

Amortization of in-process research and development acquired in a business combination begins when development is complete and the asset is available for use. The amortization period and the amortization method for an intangible asset are reviewed at least at the end of each year.

The goodwill of $11,414 represents the excess of the gross consideration transferred over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill.

As of December 31, 2025, after considering the qualitative and quantitative factors, and after considering the disagreement regarding ARB development (refer to Note 10), the Company concluded that impairment loss of $845 (write down the entire balance of the associated asset with such development) and an impairment loss of $8,648 is required to Company’s intangible assets and Company’s goodwill, accordingly. According to the Cost Basis Approach the fair value of the unit was lower than the book's value and such an impairment of the goodwill was recorded.

The Company used Cost Basis Approach to evaluate the fair value of the indefinite intangible assets as these assets which include intellectual property, research results, and development efforts, while holding potential value, do not yet represent functional products or technologies with measurable performance or market tractions. The company considered actual results occurred to each of the projects.

As of the valuation date, Lipovation remained at substantially the same preliminary stage of development as of the merger completion date in July 2024, with no material technological, clinical, regulatory or commercial milestones achieved since that date. Lipovation was not generating revenues, and its programs remained in the research and preclinical stages.

The valuation was performed at Lipovation level, and substantially all of Lipovation value was attributable to a portfolio of in-process research and development (“IPR&D”) assets. While Lipovation held the legal rights associated with these programs and related intellectual property, the programs had not yet reached a stage that supported a reliable income-based valuation. Accordingly, the Cost Approach was considered the most appropriate method for estimating the fair value of the unit.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3 – ACQUISITION (Cont.)

Schedule of indefinite intangible assets:

	In-process research and development	Total
Cost
As of January 1, 2024	-	-
Acquisitions through business combinations	3,342	3,342
As of December 31, 2024 and December 31, 2025	3,342	3,342

Amortization
As of January 1, 2024	-	-
Amortization for the year ended December 31, 2024	-	-
As of December 31, 2024	-	-
Impairment loss	(845)	(845)
As of December 31, 2025	(845)	(845)

Carrying amount

As of December 31, 2025	2,497	2,497
As of December 31, 2024	3,342	3,342

The changes in the carrying amount of goodwill for the years ended December 31, 2025, and December 31, 2024 was as follows:

	Lipovation acquisition	Total
As of January 1, 2024
Change during the year:	-	-
Goodwill acquired	11,414	11,414
Goodwill impairment	-	-
As of December 31, 2024	11,414	11,414
Goodwill impairment	(8,839)	(8,839)
As of December 31, 2025	2,575	2,575

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4 – BASIC AND DILUTED LOSS PER SHARE

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The average number of shares is calculated by assuming that outstanding conversions were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period, potentially dilutive common shares issuable upon the exercise of warrants and options were not included in the computation of loss per share because their effect was anti-dilutive

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the period commencing January 1 through July 24, 2024, for the period commencing July 24, 2024 through December 31, 2024 and for the year ended December 31, 2025, are as follows:

	Successor		Predecessor
	Year ended December 31	For the period commencing July 24 through December 31,	For the period commencing January 1 through July 23,
	2025	2024	2024
Numerator:
Net loss applicable to stockholders of Common Stock	(13,449)	(2,084)	(1,421)
Denominator:
Shares of Common Stock used in computing basic and diluted net loss per share	60,729,100	57,929,100	143,447
Net loss per share of Common Stock, basic and diluted	(0.22)	(0.04)	(9.90)

NOTE 5 – CASH AND CASH EQUIVALENTS

	December 31,	December 31,
	2025	2024

Dominated in USD	1,583	3,120
Dominated in NIS	95	148

Total	1,678	3,268

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 6 – OTHER CURRENT ASSETS

	December 31,	December 31,
	2025	2024

Prepaid expenses	284	171
Tax authorities	65	43
Other	26	24

Total	375	238

NOTE 7 – OTHER ACCOUNT PAYABLES

	December 31,	December 31,
	2025	2024

Accrued expenses	461	153
Employees and payroll related liabilities	96	61
Other	18	2

Total	575	216

NOTE 8 – SHAREHOLDERS’ EQUITY

Ordinary shares:

Successor:

On July 23, 2024, the Company issued to the former Predecessor shareholders an aggregate of 23,171,642 restricted shares of the Company’s common stock, representing 40% of the outstanding shares of the Company immediately following closing (see note 3).

Share-based payment

Successor:

a.	On February 9, 2024, the Successor’s Board of Directors approved the following:

1.	Amendment to the Company’s Global Share Incentive Plan (2021), increasing the number of shares available for issuance under Company’s Global Share Incentive Plan (2021) to 20,000,000 (the “Plan Amendment”). The Plan Amendment became effective on the date of the approval by the Board of Directors, but it is subject to approval by the holders of a majority of the voting power of the Company within 12 months, pursuant to section 422(b)(1) of the Internal Revenue Code.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands, except share and per share data

NOTE 8 – SHAREHOLDERS’ EQUITY (Cont.)

2.	A grant to the Successor’s former Chief Executive Officer 3,800,000 stock options at an exercise price of $0.001 per share. 1,900,000 options were fully vested upon grant and the remaining 1,900,000 options are scheduled to vest on a quarterly basis over two years in equal quarterly instalments of 237,500 options, beginning with the quarter ended March 31, 2024. The options are exercisable within eight years from grant date. The aggregate grant date fair value of such options was approximately $4,770.

3.	A grant to the Chairman of the Board 160,000 stock options at an exercise price of $0.40 per share. 80,000 options were fully vested upon grant and the remaining 80,000 options are scheduled to vest on a quarterly basis over 2 years in equal quarterly instalments of 10,000 options, beginning with the quarter ended March 31, 2024. The options are exercisable within eight years from the grant date. The aggregate grant date fair value of such options was approximately $190.

b.	On November 11, 2024, following discussions with the management of the Company, the Board has determined that it is advisable and in the best interests of the Company and its stockholders to further amend the Plan, as amended (“Amendment #2”), to reduce the maximum number of shares reserved for issuance under the Plan from 20,000,000 shares of Common Stock to 10,000,000 shares of Common Stock. Amendment No. 2 became effective on the date of the approval by the Board of Directors, but it is subject to approval by the Company’s shareholders within 12 months, pursuant to section 422(b)(1) of the Internal Revenue Code.

c.	On December 31, 2024, the Board approved a grant under the Company’s Global Share Incentive Plan (2021) to an employee of the Predecessor of 740,000 stock options at an exercise price of $0.30 per share. Of the options granted, options for 560,000 shares were fully vested upon grant and the remaining 180,000 options are to be vest on April 10, 2025. The options exercisable within ten years from grant date. The aggregate grant date fair value of such options was approximately $424.

The fair value of the successor’s share options granted during the period commencing July 24, 2024 through December 31, 2024 was estimated using the black Scholes model using the following range assumptions:

Description	December 31, 2024

Risk-free interest rate	4.51%
Expected volatility	105.6%
Dividend yield	0
Expected term	10
Exercise price (USD)	0.3

d.	On April 8, 2025, Company’s subsidiary Lipovation, by a resolution of its Board of Directors, has terminated its share option plan and received from all option grantees waivers for the cancellation of their options without any claims, rights, obligations, damages and liabilities of any nature pursuant to the termination of their terminated options. As such, the remaining non-controlling interest at the amount of $809 were classified as of such date under additional paid in capital.

e.	On December 31, 2024, Company’s president and Chief Operating Officer exercised 2,800,000 options into 2,800,000 common stocks. Each option had an exercise price of $0.001 per common stock.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8 – SHAREHOLDERS’ EQUITY (Cont.)

Share-based expenses recognized in the financial statements:

	Successor		Predecessor
	For the year ended December 31	For the period commencing July 24 through December 31	For the period commencing January 1 through July 23
	2025	2024	2024

Research and development expenses	103	709	710
General and administrative expenses	521	580	-

Net loss and comprehensive loss	624	1,289	710

	Predecessor
	Number of options	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value

Outstanding at December 31, 2023	5,657	100	9.88	-
Grants	8,600	100	10	-
Outstanding at July 23, 2024	14,257	100	9.61	-

Vested and expected to vest at July 23, 2024	7,129	100	9.61	-
Exercisable at July 23, 2024	7,129	100	9.61	-

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8 – SHAREHOLDERS’ EQUITY (Cont.)

	Successor
	Number of options	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value

Outstanding at July 24, 2024	7,020,000	0.18	6.1	-
Grants	740,000	0.3	10	-
Exercised	(2,800,000)

Outstanding at December 31, 2024	4,960,000	0.3	6.1	-

Vested and expected to vest at December 31, 2024	4,960,000	0.3	6.1	-

Exercisable at December 31, 2024	3,790,000	0.38	5.1	-

	Successor
	Number of options	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value

Outstanding at January 1, 2025	4,960,000	0.3	6.1	-
Forfeited	(690,000)	-	-	-

Outstanding at December 31, 2025	4,270,000	0.3	4.9	-

Vested and expected to vest at December 31, 2025	4,270,000	0.3	4.9	-

Exercisable at December 31, 2025	4,270,000	0.38	5.1	-

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9 – TAXES ON INCOME

a.	Tax rates applicable to the Company:

Taxable income of the Company is subject to the US Corporate tax rate, which was 21% in 2025 and 2024. At December 31, 2025, the Company had U.S. federal net operating loss carryforwards of approximately $1,387 available to reduce future taxable income.

b.	Tax rates applicable to the Subsidiary:

Taxable income of the Subsidiary is subject to the Israeli Corporate tax rate, which was 23% in 2025 and 2024.

The Company’s Israeli subsidiaries have estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $7,830 as of December 31, 2025.

c.	The Subsidiaries have not received final tax assessment since its inception.

d.	Deferred income taxes:

As of December 31, 2025 and December 31, 2024, the Company’s deferred taxes were in respect of the following:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Operating loss carry forward	9,218	5,540
Deferred tax assets before valuation allowance	2,092	1,252
Valuation allowance	(2,092)	(1,252)

Net deferred tax asset	-	-

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9 – TAXES ON INCOME (Cont.)

e.	Reconciliation of the theoretical tax expense to the actual tax expense:

The reconciliation of income tax expense computed at statutory tax rate to income tax expense in 2024 were as follows:

Year Ended December 31,
2024
Computed “expected” tax income	437
Valuation allowance	(437)

Income tax expense	$-

A reconciliation of the provision for income taxes to the amount computed by applying the 23% statutory Israeli income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	December 31, 2025
	$	%

Tax at Israeli Statutory Rate	$2,749	21
Changes in Valuation Allowances*	(226)	(1)
Nontaxable and Nondeductible Items
Impairment of goodwill and intangible assets	(2,034)	(15)
Share-based payment	(131)	(1)
Other adjustments	-	-
Effective Tax Rate	$358	4

*Arises as a result of a change in expectations of realizing losses for tax purposes

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Predecessor:

The Predecessor’s research is conducted at the Hebrew University (subject to license and research agreements) in Professor Bernholtz Yehezkel’s laboratory, and the drug development activity is conducted through subcontractors.

The Predecessor has signed an option agreement for an exclusive license for the technology with “Yissum Research Development Company of the Hebrew University of Jerusalem Ltd.” (“Yissum”), the commercialization Company of the Hebrew University of Jerusalem.

In November 2022, the Predecessor exercised its option and signed a license agreement with Yissum.

Under the agreement, the Predecessor undertook to finance research at Professor Bernholtz Yehezkel’s laboratory, promote the development of the products that result from the research, and maintain the patents that result from the research.

The Predecessor currently has three projects under four different agreements with Yissum:

LV-100 – Liposomal Nano-Mupirocin: A new antibiotic treatment aimed at combating resistant bacteria which is in pre-clinical studies phase. The Predecessor is obligated to pay royalties at the rate of 3% of net sales. The Predecessor shall pay Yissum the following amounts in connection with the achievement of the following milestones per each Product (each, a “Milestone”): (1) $150 upon first patient enrolled in a Phase I Clinical Trial; (2) $300 upon first patient enrolled in a Phase II Clinical Trial; (3) $450 upon First patient enrolled in a Phase III Clinical Trial and (4) $600 upon first commercial sale in either Europe or the US, the earlier to occur of the two.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Cont.)

LV-200 – Liposomal Candesartan (also called ARB): A supportive treatment designed to improve existing cancer therapies by enhancing drug efficacy and reducing toxicity and side effects which is in pre-clinical studies. In 2023, the Company entered into an option agreement with Yissum relating to a preclinical ARB formulation program. Under this agreement, the Company is entitled to receive a final scientific report following completion of four designated preclinical studies, after which a 90-day option exercise period and 120 days to negotiate an exclusive license. However, in November 2025, Yissum informed the Company that, in its view, the option exercise period had already commenced and expired, based on a report Yissum considers to be the final scientific report, which Yissum claims was delivered in September 2024. The Company disagrees with this position, noting that (i) the report delivered in 2024 did not include the components specified in the agreement, and (ii) research activities continued thereafter with the knowledge and involvement of Yissum and University personnel. The parties are currently engaged in discussions to resolve this disagreement, but there can be no assurance that the Company will be successful in amicably resolving this issue. See also Note 3 regarding the impairment of the intangible asset associated with the ARB program.

LV-400 – A Liposomal Platform for Vaccine Development: This platform is intended for the development of new vaccines, such as those for COVID-19, Zika, and West Nile virus.

The Predecessor is obligated to pay royalties at the rate of 3% of net sales. The Predecessor shall pay Yissum the following amounts in connection with the achievement of the following milestones per each Product (each, a “Milestone”): (1) $150 upon first patient enrolled in a Phase I Clinical Trial; (2) $300 upon first patient enrolled in a Phase II Clinical Trial; (3) $450 upon First patient enrolled in a Phase III Clinical Trial and (4) $600 upon first commercial sale in either Europe or the US, the earlier to occur of the two.

In May 2025, the Company entered into a Master Services Agreement (“MSA”) with STA Pharmaceutical Hong Kong Limited (“STA”), an affiliate of WuXi AppTec, for development, manufacturing and analytical services related to the Company’s L-100 Liposomal Nano-Mupirocin program for preclinical studies and future clinical trials. The services are performed on a project-by-project basis and are structured around defined milestones, including: (i) technology transfer and process development at laboratory scale, (ii) scale-up and non-GMP engineering batches, (iii) GMP manufacturing of clinical trial material (CTM), (iv) analytical method development and validation, (v) release testing and regulatory support, and (vi) stability studies (including long-term stability programs). The scope of work may be modified through change orders to reflect additional testing, stability requirements and procurement of materials. The Company may terminate the MSA for convenience in accordance with its terms. Total cost of the agreement (including amendments) is $1,330. As of December 31, 2025, STA Pharmaceuticals provided services to the Company at the amount of $800.

NOTE 11 – SELECTED STATEMENTS OF OPERATIONS DATA

a.	Research and development expenses:

	Successor	Successor	Predecessor
	December 31	December 31	23 July,
	2025	2024	2024

Subcontractors and consultants	1,137	171	354
Share based payment	103	709	710
Payroll and related expenses	404	116	98
	1,644	996	1,162

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11 – SELECTED STATEMENTS OF OPERATIONS DATA (Cont.)

b.	General and administrative expenses:

	Successor	Successor	Predecessor
	December 31	December 31	23 July,
	2025	2024	2024

Payroll expenses	692	205	-
Share based payment	521	582	-
Professional services	514	283	131
Rent and office maintenance	60	15	64
Others	33	68	62
	1,820	1,153	257

NOTE 12 – SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s business is comprised of one operating segment.

The Company’s CODM is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis.

The CODM uses consolidated net loss to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between Research and development and General and Administrative expenses. Segment assets that are reviewed by the CODM is reported within the Consolidated Balance Sheet as consolidated total assets.

REVIUM RX.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12 – SEGMENT REPORTING (Cont.)

The table below summarizes the significant expense categories regularly reviewed by the CODM for the period commencing January 1, 2024 through July 23, 2024, for the period commencing July 24 through December 31, 2024, for the year ended December 31, 2025:

	Successor	Successor	Predecessor
	For year ended December 31,	For the period commencing July 24 through December 31,	For the period commencing January 1 through July 23,
	2025	2024	2024

Clinical developments	1,137	171	354
Payroll expenses	1,096	321	98
Professional services	514	283	131
Other segments expenses (*)	10,702	1,309	838
	13,449	2,084	1,421

(*)	Other segments expenses includes impairment loss, share based compensation and other expenses.

NOTE 13 – SUBSEQUENT EVENTS

On March 4, 2026, Company’s former employee, exercised 740,000 options on a cashless basis into 592,000 common stock of the Company.