Form 10-Q
period 2026-03-31
Revium Rx.
filed 2026-05-14
CIK 1839140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 333-284934

REVIUM Rx.

(Exact name of registrant as specified in its charter)

Nevada	84-4516676
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Azrieli Business Center 89, Medinat HaYehudim Street

Herzliya, Israel, 10017

(Address of principal executive offices)

1800 519-1687

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 13, 2026, there were 60,729,100 shares of common stock, $0.001 par value per share, issued and outstanding.

REVIUM RX.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Revium Rx., a Nevada corporation (the “Company”), contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements regarding the development, regulatory progresses, manufacturing, preclinical and clinical activities relating to our product candidates and development programs, our business strategy and expected operating plans, our anticipated research and development expenditures, our ability to obtain additional financing, and the adequacy of our cash resources. Such forward-looking statements are based on our management’s current plans and expectations and are subject to risks, uncertainties and changes in plans that may cause actual results to differ materially from those anticipated in the forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. Additional factors that could materially affect these forward-looking statements and/or predictions are discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

All references in this Form 10-Q that refer to the “Company”, “Revium”, “we,” “us” or “our” refer to Revium Rx. and its consolidated subsidiaries

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REVIUM RX.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

- - - - - - - - - - -

REVIUM RX.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	March 31, 2026	December 31, 2025
	Unaudited	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	920	1,678
Short-term deposit	1,219	1,033
Restricted deposit	9	9
Other current assets	334	375
Total current assets	2,482	3,095

NON-CURRENT ASSETS:
Property and equipment, net	9	10
Operating lease right of use assets	192	124
Intangible asset	2,497	2,497
Goodwill	2,575	2,575
Total non-current assets	5,273	5,206

TOTAL ASSETS	7,755	8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	231	163
Other account payables	641	575
Deferred tax liability, net	575	575
Current portion of operating lease liability	84	60
Convertible Notes	1	1
Total current liabilities	1,532	1,374

NON-CURRENT LIABILITIES:
Long - term operating lease liability	67	46
Total Non-current liabilities	67	46

TOTAL LIABILITIES	1,599	1,420

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized.		-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 60,729,100 and 60,729,100 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	61	61
Additional paid in capital	31,782	31,782
Accumulated deficit	(25,687)	(24,962)
Total stockholders’ equity	6,156	6,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,755	8,301

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
	Unaudited	Unaudited

Operating expenses
Research and development expenses	473	218
General and administrative expenses	266	519
Operating loss	739	737

Financial income, net	(14)	(103)

Net loss and comprehensive loss	725	634

Basic and diluted net loss per share	0.01	0.01
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	60,729,100	60,729,100

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

U.S. dollars in thousands (except share data)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares	Preferred Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
	Unaudited

Balance as of at January 1, 2026	60,729,100	61	-	-	31,782	(24,962)	6,881

Exercise of options into common stock	-	(*)	-	-	(*)	-	-
Net loss and comprehensive loss for the period	-	-	-	-	-	(725)	(725)

Balance at March 31, 2026	60,729,100	61	-	-	31,782	(25,687)	6,156

	Unaudited
	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares	Preferred Stock: Amount	Additional Paid in Capital	Non-controlling interest	Accumulated Deficit	Totals

Balance as of January 1, 2025	60,729,100	61	-	-	30,388	770	(11,513)	19,706

Net loss and comprehensive loss for the period	-	-	-	-	-	-	(634)	(634)
Stock based compensation	-	-	-	-	301	39	-	340

Balance as of at March 31, 2025	60,729,100	61	-	-	30,689	809	(12,147)	19,412

*)	less than 1 thousand

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(725)	$(634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	*)
Stock based compensation	-	340
Finance income	14	(9)
Changes in assets and liabilities
Other current assets	34	(32)
Other account payables	66	(17)
Accounts payable	68	(5)
NET CASH USED IN OPERATING ACTIVITIES	(541)	(357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Withdrawal from short term deposit	(200)	1,000
Deposit for operating right of use assets	(18)	-
Purchase of property, plant and equipment	1	*)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(217)	1,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(758)	643
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	1,678	3,268
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$920	$3,911

*)	less than 1 thousand

The accompanying notes are an integral part of these financial statements.

REVIUM RX.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 1: GENERAL

a.	Revium Rx (“Revium” or “Company”), previously known as Revium Recovery Inc., was incorporated in the State of Delaware on January 24, 1997, under the name “Fun Cosmetic, Inc.” On August 29, 2005, it changed its name to Grand Canal Entertainment, Inc. On October 14, 2008, the Company merged with OC Beverage, Inc. a Nevada corporation, a manufacturer of beverages, and on October 31, 2008 it subsequently changed its name to OC Beverages, Inc. On June 22, 2020, the Company formed a wholly owned Israeli subsidiary called Revium Recovery Ltd. (the “Subsidiary”). On December 4, 2020, the Company changed its name to Revium Recovery Inc.

On December 17, 2024, the Company completed the redomicile from the State of Delaware to the State of Nevada (the “Reincorporation. As a result of the Reincorporation, the Company ceased its business existence as a Delaware corporation and continued its business existence as a Nevada corporation under the name “Revium Rx.”

In November 2023, the Company entered into a stock exchange agreement (“Share Exchange”) with Lipovation Ltd, a private Israeli company engaged in the development of novel pharmaceutical solutions (“Lipovation” or the “Predecessor”). Following the closing of such agreement on July 23, 2024, the Predecessor became a new wholly owned subsidiary of the Company, and as determined by the Company’s board of directors. Following the closing of the Share Exchange agreement, the Company’s Board of Directors determined to discontinue all of the Company’s prior activities and efforts in the development and activation of the clinical decision-making support system which constituted the business of the Company prior to the closing of the stock exchange agreement, and to focus on the development of the acquired LipoVation’s business.

Through its subsidiary LipoVation Ltd, the Company is developing novel lipid-based therapies for infectious diseases and cancer, with a focus on improving drug delivery, therapeutic exposure, and treatment effectiveness. Through its subsidiaries, the Company is advancing a pipeline of proprietary liposomal drug candidates, including a systemic liposomal antibiotic intended to target drug-resistant pathogens such as MRSA, VRSA, and N. gonorrhoeae, as well as other liposomal therapies intended to improve the efficacy and tolerability of treatments for oncology and infectious disease indications.

b.	Going concern and management plans:

The Company is in the research and development (R&D) stage and, as such, has not generated any revenue from its current operations. The Company’s activities are primarily funded through investment. As of March 31, 2026, the Company reported an accumulated deficit of $25,687.

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

If sufficient investment cannot be obtained, the Company may need to implement cost-cutting measures, scale back its R&D activities, or delay certain development programs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

REVIUM RX.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 1: GENERAL (Cont.)

The condensed consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Since early 2026, the conflict involving Iran and Israel has intensified into a broader regional confrontation, with Iran and Israel exchanging missile, drone, and air strikes, and with related hostilities also involving Hezbollah in Lebanon, the Houthis in Yemen, and other Iran-aligned groups across the region. Recent reporting indicates that the conflict remains volatile and fluid, with continued diplomatic efforts and the potential for renewed escalation if a lasting arrangement is not reached.

While this prolonged regional conflict has not had a direct material financial impact on the Company as of the date of this financial statements, the Company’s headquarters are located in Israel, and the Company employs several professionals in Israel, including the majority of the Company’s senior leadership team. The Company continues to actively monitor developments in Israel, Iran, and the broader region, including the possible effects of renewed hostilities, security disruptions, and related operational, supply chain, and personnel risks.

The Company continues to monitor its ongoing activities and will make adjustments in its business if needed, including updating any estimates or judgments impacting its financial statements as appropriate.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2025. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2025, are applied consistently in these interim consolidated financial statements.

NOTE 3: UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim consolidated balance sheet as of March 31, 2026, the interim consolidated statements of comprehensive loss and the interim consolidated statements of cash flows for the three months ended March 31, 2026, and 2025, as well as the interim consolidated statement of changes in equity for the three months ended March 31, 2026, and 2025 are unaudited.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2026, as well as its results of operations and cash flows for the three months ended March 31, 2026, and 2025. The results of operations for the three months ending March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

REVIUM RX.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 4: BASIC AND DILUTED LOSS PER SHARE:

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The average number of shares is calculated by assuming that outstanding conversions were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period, potentially dilutive common shares issuable upon the exercise of warrants and options were not included in the computation of loss per share because their effect was anti-dilutive

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the 3 months period ended March 31, 2026 and 2025, are as follows:

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
	Unaudited
Numerator:
Net loss applicable to shareholders of Ordinary Share	725	634

Denominator:
Shares of Ordinary Share used in computing basic and diluted net loss per share	60,729,100	60,729,100
Net loss per share of Ordinary Share, basic and diluted	0.01	0.01

REVIUM RX.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 5: SHAREHOLDERS’ EQUITY

Share-based expenses recognized in the financial statements:

	For the three months ended March 31,	For the three months ended March 31,
	2026	2025
	Unaudited

Research and development expenses	-	93
General and administrative expenses	-	247

Total	-	340

	Unaudited
	Number of options	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value

Outstanding as of at January 1, 2026	4,270,000	0.30	4.90	-
Exercised	(740,000)	0.30	-	-

Outstanding at March 31, 2026	3,530,000	0.29	4.28	-

Vested and expected to vest at March 31, 2026	3,530,000	0.29	4.28	-

Exercisable a as of March 31, 2026	3,530,000	0.29	4.28	-

On March 4, 2026, Company’s former employee, exercised 740,000 options on a cashless basis into 592,000 common stocks of the Company. As for the balance sheet date, the shares weren’t issued yet.

NOTE 6: SEGMENT REPORTING

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s business is comprised of one operating segment. The Company’s CODM is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis. The CODM uses consolidated net loss to measure segment profit or loss, to allocate resources and assess performance. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) at the consolidated level to manage the Company’s operations and evaluate return on total assets in deciding whether to invest in the development and expansion of the Company’s consolidated operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis is set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, which includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our most recent Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

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

We were incorporated on January 24, 1997, as a Delaware corporation under the name Fun Cosmetic, Inc. On August 29, 2005, it changed its name to Grand Canal Entertainment, Inc. On October 14, 2008, the Company merged with OC Beverage, Inc., a Nevada corporation, a manufacturer of beverages, and on October 31, 2008, it subsequently changed its name to OC Beverages, Inc. It ceased operations as a manufacturer of beverages in 2010. On June 22, 2020, the Company formed a wholly owned Israeli subsidiary called Revium Recovery Ltd. On December 4, 2020, the Company changed its name to Revium Recovery Inc.

On December 17, 2024, the Company completed the redomicile from the State of Delaware to the State of Nevada by conversion (the “Reincorporation”), pursuant to the Plan of Conversion dated December 16, 2024. As a result of the Reincorporation, the Company continued its business existence as a Nevada corporation under the name Revium Rx. succeeding all our rights, assets, liabilities and obligations, except that our affairs ceased to be governed by the Delaware General Corporation Law, the Certificate of Incorporation, as amended, and became subject to the Nevada Revised Statutes, Articles of Incorporation and our new bylaws subject to the Nevada Revised Statutes. The Reincorporation did not change the number of the authorized shares of the Company, its par value, or its issued and outstanding shares. Additionally, on March 3, 2025, the corporate name of Revium Recovery Ltd., our subsidiary, was changed to Revium RX Ltd.

On July 23, 2024, we consummated a share exchange transaction (the “Share Exchange”) contemplated by the Stock Exchange Agreement, dated November 14, 2023 (the “Share Exchange Agreement”), by and among the Company, LipoVation Ltd., a company organized under the laws of the State of Israel (“LipoVation”), and all shareholders of LipoVation (the “LipoVation Shareholders”). As a result of the consummation of the Share Exchange, LipoVation became a wholly owned subsidiary of the Company. At such date, the shareholders of LipoVation contributed all of their shareholdings in LipoVation in exchange for 23,171,642 shares of the Company’s Common Stock (the “Exchange Shares”), with each LipoVation Shareholder receiving a pro rata portion of the Exchange Shares based on their ownership in LipoVation, in consideration of their contribution to the Company of all of the outstanding capital stock of LipoVation. Following the closing, 40% of the issued and outstanding shares of the Company’s Common Stock immediately upon the closing of the Share Exchange were held by the former LipoVation shareholders.

As a result of the Share Exchange, the Company acquired the business of LipoVation, which became the primary business of the Company. Through LipoVation, the Company is committed to developing innovative nano-therapeutics and anti-infectives to deliver advanced treatment solutions for diseases with limited or no effective treatment options

Research and Development Activities

Nano-Mupirocin Program

During the reporting period, we advanced the Nano-Mupirocin program toward clinical development. A clinical batch of the product candidate was manufactured and released by WuXi AppTec, and the associated stability program is ongoing. In parallel, required preclinical toxicology activities progressed, including completion of both a non-GLP and a GLP toxicology study. The GLP study is currently in the histopathological analysis phase, during which tissue evaluations are being conducted to support regulatory submissions and potential clinical initiation.

These activities are intended to support the initiation of clinical trials, subject to completion of ongoing analyses and regulatory review.

Following the release of the clinical batch, we received authorization from the Israeli Ministry of Health to initiate a clinical trial (Form 8), enabling advancement of the program into the clinical stage, subject to applicable regulatory requirements.

On February 18, 2026, the Israeli Ministry of Health granted approval to initiate Phase 1 clinical trials in healthy volunteers, including both single-dose and multiple-dose study protocols..

In March 2026, , we submitted an application to the Israel Innovation Authority for non-dilutive funding support related to the Nano-Mupirocin program. The application is under review, and there can be no assurance that the grant will be approved or that any funding will be received. No amounts have been recognized in the accompanying financial statements in connection with this application.

Nano-Candesartan Program

We continued development efforts related to the Nano-Candesartan program; however, progress has been delayed. The reason for the delay is that the planned large-animal safety study has not commenced pending receipt of a final scientific report that we believe is required under our agreement with Yissum Research Development Company of the Hebrew University of Jerusalem, Ltd. (“Yissum”). In November 2025, Yissum indicated that the report had been delivered in September 2024 and that the option exercise period had expired. We are currently engaged in discussions with Yissum to resolve this matter. As a result, advancement of the program remains on hold. The delay has resulted in lower near-term research and development expenditures for this program and may impact future development timelines.

LPLT / Vaccine Program

With respect to our lipid-based prophylactic and vaccine platform (the “LPLT program”), a planned SARS-CoV-2 challenge study involving 114 ACE2-transgenic mice remained pending during the period. The availability of results has been delayed due to issues related to study execution. The data from this study are intended to support proof-of-concept validation and inform our provisional patent strategy. As of the date of this report, the results have not yet been received, and certain related development activities remain paused pending further clarity.

Key Financial Terms

Our operations have focused on research and development activities, GMP manufacturing preparation for the clinical trials and regulatory activities. We do not expect to generate revenues unless and until we successfully complete clinical development, obtain regulatory approval of one or more product candidates, or enter into collaborations or licensing arrangements with strategic partners.

Revenues

We have not generated any revenue from product sales to date, and do not expect to generate revenues in the near term.

Operating Expenses

Our operating expenses consist primarily of research and development expenses and general and administrative expenses. Research and development expenses include costs associated with third-party manufacturing services, preclinical studies, regulatory consulting, quality assurance, and personnel-related costs. General and administrative expenses consist primarily of salaries and related costs, as well as professional fees, including legal, accounting, and other costs associated with operating as a public company, insurance, and other corporate overhead.

As we advance our Nano-Mupirocin program into clinical development and continue to engage third-party service providers, including manufacturing and development partners, we expect research and development expenses to increase. In addition, efforts to address delays and uncertainties in our Nano-Candesartan and LPLT programs may impact the timing and level of future expenditures.

Research and Development Expenses

Research and development activities involve a lengthy, complex, and uncertain process subject to significant scientific, regulatory, operational, and financial risks. We expect to continue to incur substantial research and development expenses as we advance our nano-medicine programs toward and through clinical development.

Our development efforts are primarily focused on our Nano-Liposomal Particle (NLP) platform, including the Nano-Mupirocin program and other pipeline candidates. These activities include product design and optimization, manufacturing scale-up, preclinical evaluation, and regulatory preparation, all of which require significant investment.

Research and development expenses consist primarily of:

●	Personnel-related costs, including salaries, benefits, and equity-based compensation;

●	Laboratory materials, supplies, and facilities costs; and

●	Fees paid to third-party service providers, including contract research organizations, manufacturing partners, and other vendors supporting preclinical studies, toxicology, formulation, analytical testing, GMP manufacturing, and preparation for clinical trials.

Due to the inherent uncertainties associated with drug development, we are unable to reliably estimate the total costs or timing required to complete development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and equity-based compensation for executive, administrative, support staff, and rent. These expenses also include professional service fees for legal, accounting, auditing, consulting, insurance, investor relations, and other corporate services, as well as facilities and related overhead costs.

We expect general and administrative expenses to increase as we continue to operate as a public company and expand our operations.

Financial Expenses

Financial expenses consist primarily of foreign exchange gains and losses arising from the remeasurement of monetary assets and liabilities denominated in currencies other than the U.S. dollar, primarily related to our Israeli subsidiary. Financial expenses also include bank fees.

Liquidity and Capital Resources

We have funded our operations primarily through equity financing and stockholder loans. As of March 31, 2026, we had cash and cash equivalents and short-term bank deposits of approximately $2.1 million.

We expect that our existing cash resources will be used to fund ongoing research and development activities, general and administrative expenses, and working capital requirements. However, we will require additional capital to advance our development and clinical programs.

We may seek to raise additional capital through equity financings, strategic collaborations, licensing arrangements, or other financing transactions such as non-dilutive grants. There can be no assurance that such financing will be available on acceptable terms, or at all.

If we are unable to obtain adequate funding, we may be required to delay, reduce, or eliminate certain development programs or other operations.

Results of Operations for the three months ended March 31, 2026, and March 31, 2025

The following tables present selected financial data for the Company for the three-month period commencing January 1, 2026, until March 31, 2026, and the period commencing January 1, 2025, until March 31, 2025:

	For the three months period ended March 31, 2026	For the three months period ended March 31, 2025

Operating expenses
Research and development expenses	473,000	218,000
General and administrative expenses	266,000	519,000
Operating loss	739,000	737,000

Financial income, net	(14,000)	(103,000)

Net loss and comprehensive loss	725,000	634,000

Research and Development Expenses

The Company’s research and development expenses totaled $473,000 for the three months period ended March 31, 2026, representing an increase of $255,000, or 116.9%, compared to the Company’s research and development expenses of $218,000 for the same period in 2025. The research and development expenses are comprised mainly from subcontractors and consultants, salaries and related expenses, share-based payment expenses and other expenses. The increase was mainly due an increase in subcontractors and consultants in the three months period ended March 31, 2026 compared to 2025 mainly due to commencement of the development & manufacturing services agreement with STA Pharmaceutical Hong Kong Limited for the supply of Company’s Nano-Mupirocin for use in Company’s preclinical studies and future clinical trials which occurred in the second half of 2025 and increase is salaries and related expenses due to increase of focus Company’s executives in research and development department during 2026, offset by lower share based payment expense recorded in the three months period ended March 31, 2026 compared with the same period in 2025.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $266,000 for the three months period ended March 31, 2026, representing a decrease of $253,000, or 48.7%, compared to the Company’s general and administrative expenses of $519,000 for the same period in 2025. The decrease was primarily attributable to lower share based payment expense recorded in the three months period ended March 31, 2026 compared with the same period in 2025 and decrease is salaries and related expenses due to increase of focus of Company's executives in research and development department during 2026.

Operating Loss

As a result of the foregoing, The Company’s operating loss totaled $739,000 for the three months period ended March 31, 2026, representing an increase of $2,000, or 0.2%, compared to the Company’s operating loss of $737,000 for the same period in 2025.

Financing income, Net

We recognized financing income, net of $14,000 for the three months period ended March 31, 2026, compared to $103,000 for the same period in 2025. The decrease in financing income, net, was due to lower interest income from bank deposits during the three months period ended March 31, 2026 compared to the same period in 2025.

Net Loss and Comprehensive Loss

As a result of the foregoing, the Company’s net loss totaled $725,000 for the three months period ended March 31, 2026, representing an decrease of $91,000, or 14.3%, compared to $634,000 for the same period in 2025.

Liquidity

Since inception, we have financed our operations primarily through equity financing, and our continued operations and the advancement of our development programs depend on our ability to obtain additional financing.

To date, the Company has not generated any revenues from its current operations, incurred losses, and therefore is dependent upon external sources for financing its operations. As of March 31, 2026, the Company had an accumulated deficit of $25.7 million. To support its operations and advance its development programs, the Company intends to continue securing investments. Management anticipates that additional capital will be necessary to fund its ongoing R&D activities and to explore opportunities for acquiring healthcare or healthcare-related technologies. However, there are currently no binding commitments for further investment, and there can be no assurance that the Company will secure the required capital on commercially reasonable terms, or at all.

If sufficient investment cannot be obtained, the Company may need to implement cost-cutting measures, scale back its R&D activities, or delay certain development programs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Foreign Exchange Risks

Our financial statements are denominated in U.S. dollars and financial results are denominated in U.S. dollars. Revium does not believe that foreign exchange rates had a significant impact on its results of operations for any period presented herein.

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

Effects of Inflation

Inflation generally affects Revium by increasing its research and development expenses. Revium does not believe that inflation and changing prices had a significant impact on its results of operations for any periods presented herein, but may have a significant, adverse impact in the future.

Going Concern

For the period ended March 31, 2026, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have accumulated deficit of $25.7 million as well as negative operating cash flows. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

Outlook

We are focused on advancing the Nano-Mupirocin program into initial clinical development, subject to completion of ongoing analyses and regulatory requirements. In parallel, we are seeking to resolve outstanding scientific and contractual matters affecting our Nano-Candesartan and LPLT programs.

Our near-term objectives include completion of the Nano-Mupirocin stability studies, initiation of clinical trials where authorized, and continued development of our manufacturing and regulatory strategy. The timing and success of these activities are subject to significant risks and uncertainties, including regulatory review, clinical development outcomes, and availability of capital, and actual results may differ materially from current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal proceedings involving our Company or its assets.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1**	Certificate of Incorporation of the Registrant in the State of Delaware on January 24, 1997, as a Delaware corporation under the name “Fun Cosmetic, Inc.”
3.2**	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated August 29, 2005, changing the name from Fun Cosmetic, Inc. to Grand Canal Entertainment, Inc.
3.3*	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated October 14, 2008 changing the name of the Registrant from to Grand Canal Entertainment, Inc. to OC Beverages, Inc.
3.4*	Certificate of Amendment to the Certificate of Incorporation of the Registrant dated December 9, 2020 changing the name of the Registrant from OC Beverages, Inc. to Revium Recovery, Inc. and implementing a 1-for-500 reverse split of the Company’s Common Stock.
3.5*	Articles of Incorporation of the Registrant in the State of Nevada
3.6*	Plan of Conversion of the Registrant, dated December 17, 2024
3.7*	Certificate of Conversion filed with the State of Delaware
3.8**	Articles of Conversion filed with the State of Nevada
3.9*	Bylaws of the Registrant in the State of Nevada
10.1@	Global Share Incentive Plan (2021) (filed herewith)
10.2@	Form of Award Agreement under Section 102 (filed herewith)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer (Principal Executive Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed as an exhibit to our Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on February 15, 2025, and incorporated herein by reference)

**	Filed as an exhibit to our Registration Statement on Form S-1/A as filed with the Securities and Exchange Commission on January 28, 2026, and incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVIUM RX.

Date: May 14, 2026	By:	/s/ Amir Avraham
		Name:	Amir Avraham
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Arie Gordashnikov
		Name:	Arie Gordashnikov
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)