Form 10-Q
period 2026-06-30
Revium Rx.
filed 2026-08-13
CIK 1839140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 60,729,100 shares of common stock, $0.001 par value per share, issued and outstanding.

REVIUM RX

(TABLE OF CONTENTS)

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REVIUM RX.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

- - - - - - - - - - -

REVIUM RX.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	842	1,678
Short-term deposit	664	1,033
Restricted deposit	9	9
Other current assets	341	375
Total current assets	1,856	3,095

NON-CURRENT ASSETS:
Property and equipment, net	9	10
Operating lease right of use assets	172	124
Intangible asset	2,497	2,497
Goodwill	2,575	2,575
Total non-current assets	5,253	5,206

TOTAL ASSETS	7,109	8,301

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	620	163
Other account payables	266	575
Current portion of operating lease liability	84	60
Convertible Notes	1	1
Total current liabilities	971	799

NON-CURRENT LIABILITIES:
Long - term operating lease liability	44	46
Deferred tax liability, net	575	575
Total Non-current liabilities	619	621

TOTAL LIABILITIES	1,590	1,420

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized.	-	-
Common stock, par value $0.001 per share; 250,000,000 shares authorized; 60,729,100 and 60,729,100 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	61	61
Additional paid in capital	31,893	31,782
Accumulated deficit	(26,435)	(24,962)
Total stockholders’ equity	5,519	6,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,109	8,301

REVIUM RX.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited

Operating expenses
Research and development expenses	443	391	916	609
General and administrative expenses	289	547	555	1,066
Operating loss	732	938	1,471	1,675

Financial income, net	(16)	(101)	(2)	2

Net loss and comprehensive loss	748	1,039	1,473	1,673

Basic and diluted net loss per share	0.01	0.02	0.02	0.03
Weighted average number of ordinary shares used in computing basic and diluted net loss per share	60,729,100	60,729,100	60,729,100	60,729,100

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

REVIUM RX.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

U.S. dollars in thousands (except share data)

	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares	Preferred Stock: Amount	Additional Paid in Capital	Accumulated Deficit	Totals
	Unaudited

Balance at January 1, 2026	60,729,100	61	-	-	31,782	(24,962)	6,881

Exercise of options into common stock	-	(*)	-	-	(*)	-	-
Net loss and comprehensive loss for the period	-	-	-	-	-	(725)	(725)

Balance at March 31, 2026	60,729,100	61	-	-	31,782	(25,687)	6,156

Net loss and comprehensive loss for the period	-	-	-	-	-	(748)	(748)
Stock based compensation	-	-	-	-	111	-	111

Balance at June 30, 2026	60,729,100	61	-	-	31,893	(26,435)	5,519

	Unaudited
	Common Stock: Shares	Common Stock: Amount	Preferred Stock: Shares	Preferred Stock: Amount	Additional Paid in Capital	Non-controlling interest	Accumulated Deficit	Totals

Balance at January 1, 2025	60,729,100	61	-	-	30,388	770	(11,513)	19,706

Net loss and comprehensive loss for the period	-	-	-	-	-	-	(634)	(634)
Stock based compensation	-	-	-	-	301	39	-	340

Balance at March 31, 2025	60,729,100	61	-	-	30,689	809	(12,147)	19,412

Net loss and comprehensive loss for the period	-	-	-	-	-	-	(1,039)	(1,039)
Stock based compensation	-	-	-	-	963	(809)	-	154

Balance at June 30, 2025	60,729,100	61	-	-	31,652	-	(13,186)	18,527

(*)	less than 1 thousand
(**)	On March 4, 2026, a former employee of the Company exercised 740,000 options on a cashless basis into 592,000 shares of common stock. As of June 30, 2026, the underlying shares had not yet been issued, and accordingly they are not included in the number of shares issued and outstanding as of that date. The shares had not been issued as of the date of this report.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

REVIUM RX.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the six months ended June 30,	For the six months ended June 30,
	2026	2025
	Unaudited	Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,473)	$(1,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Stock based compensation	111	494
Finance income	19	(11)
Changes in assets and liabilities
Other current assets	34	4
Other account payables	(309)	22
Accounts payable	457	47
Operating lease right of use asset and liabilities, net	(8)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,167)	(1,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Withdrawal from short term deposit	350	1,500
Deposit for operating right of use assets	(19)	-
Purchase of property, plant and equipment	-	(4)
NET CASH PROVIDED BY INVESTING ACTIVITIES	331	1,496

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of options into common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(836)	380
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	1,678	3,268
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$842	$3,648

(*)	less than 1 thousand

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

REVIUM RX.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 1:- GENERAL

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

On December 17, 2024, the Company completed the redomicile from the State of Delaware to the State of Nevada (the “Reincorporation”). As a result of the Reincorporation, the Company ceased its business existence as a Delaware corporation and continued its business existence as a Nevada corporation under the name “Revium Rx.”

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

The Company is in the research and development (R&D) stage and, as such, has not generated any revenue from its current operations. The Company’s activities are primarily funded through investment. As of June 30, 2026, the Company reported an accumulated deficit of $26,435.

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

If sufficient investment cannot be obtained, the Company may need to implement cost-cutting measures, scale back its R&D activities, or delay certain development programs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The interim condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

REVIUM RX.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 1:- GENERAL (Cont.)

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

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2025. The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2025, are applied consistently in these interim consolidated financial statements.

Recently issued accounting pronouncements. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted for the annual period ended December 31, 2025 and applies to its interim reporting from January 1, 2026. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for annual periods beginning after December 15, 2024, and in November 2024 the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40), effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is evaluating the effect of these standards and does not currently expect their adoption to have a material effect on its financial position or results of operations. Other accounting pronouncements issued but not yet effective are not expected to have a material effect on the Company’s interim condensed consolidated financial statements.

REVIUM RX.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 3 – UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying interim consolidated balance sheet as of June 30, 2026, the interim consolidated statements of comprehensive loss for the three and six months ended June 30, 2026, and 2025, and the interim consolidated statements of cash flows for the six months ended June 30, 2026, and 2025, as well as the interim consolidated statements of changes in equity for the six months ended June 30, 2026, and 2025 are unaudited.

These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. In management’s opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2026, as well as its results of operations and cash flows for the three and six months ended June 30, 2026, and 2025. The results of operations for the three and six months ending June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

NOTE 4: -BASIC AND DILUTED LOSS PER SHARE:

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share except that the weighted average number of shares outstanding is increased to include additional shares from the assumed exercise of stock options and warrants, if dilutive. The average number of shares is calculated by assuming that outstanding conversions were exercised and that the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period, potentially dilutive common shares issuable upon the exercise of warrants and options were not included in the computation of loss per share because their effect was anti-dilutive

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the three and six months periods ended June 30, 2026 and 2025, are as follows:

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2026	2025	2026	2025
	Unaudited
Numerator:
Net loss applicable to shareholders of Ordinary Share	748	1,039	1,473	1,673

Denominator:
Shares of Ordinary Share used in computing basic and diluted net loss per share	60,729,100	60,729,100	60,729,100	60,729,100
Net loss per share of Ordinary Share, basic and diluted	0.01	0.02	0.02	0.03

REVIUM RX.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 5 – SHAREHOLDERS’ EQUITY

Share-based expenses recognized in the financial statements:

	For the three months ended June 30,	For the three months ended June 30,	For the six months ended June 30,	For the six months ended June 30,
	2026	2025	2026	2025
	Unaudited

Research and development expenses	-	11	-	103
General and administrative expenses	111	143	111	391

Total	111	154	111	494

	Unaudited
	Number of options	Weighted average exercise price	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value

Outstanding as of January 1, 2026	4,270,000	0.30	4.90	-
Exercised	(740,000)	0.30	-	-

Outstanding at June 30, 2026	3,530,000	0.30	2.67	-

Vested and expected to vest at June 30, 2026	3,530,000	0.30	2.67	-

Exercisable as of June 30, 2026	3,530,000	0.30	2.67	-

On March 4, 2026, a former employee of the Company exercised 740,000 options on a cashless basis into 592,000 shares of common stock of the Company. As of the balance sheet date, the shares had not yet been issued.

REVIUM RX.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

U.S. dollars in thousands

NOTE 6: - SEGMENT REPORTING

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

NOTE 7: - SIGNIFICANT EVENTS DURING THE REPORTING PERIOD

On May 27, 2026, the Board of Directors of Revium Rx. (the “Company“) appointed Mr. Igor Bluvstein to serve as Chief Financial Officer of the Company and of its subsidiaries, effective immediately.

In connection with this appointment, Mr. Arie Gordashnikov resigned from his position as Chief Financial Officer of the Company and of its subsidiaries on the same date. Mr. Gordashnikov’s departure did not result from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Resignation of Ms. Inna Martin as Director, Chief Operating Officer and President

On June 10, 2026, Ms. Inna Martin resigned as a director and as Chief Operating Officer and President under a termination agreement with Revium RX Ltd.

The Company recorded an expense of $45 thousand for termination benefits in the quarter, unpaid at June 30, 2026.

Modification of share-based awards. The agreement, approved by the Board on June 16, 2026, extended the exercise period of Ms. Martin’s 2,440,000 vested options to September 30, 2028. As the options were fully vested, the incremental fair value of $111 thousand was recognized immediately in general and administrative expenses against additional paid-in capital, measured using Black-Scholes with a share price of $1.67 and volatility of 85%.

NOTE 8: - SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 13, 2026, the date these interim condensed consolidated financial statements were issued, and determined that no events occurred that require recognition or disclosure in these interim condensed consolidated financial statements.

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

On February 18, 2026, the Israeli Ministry of Health granted approval to initiate Phase 1 clinical trials in healthy volunteers, including both single-dose and multiple-dose study protocols.

In March 2026, the Company submitted an application to the Israel Innovation Authority for non-dilutive funding support related to the Nano-Mupirocin program. On May 28, 2026, the Company was notified that the application was not approved in the current review cycle. In its written decision, the Research Committee noted favorably the product’s functional innovation and recognized the significant unmet medical need and commercial potential of the program. The Committee also indicated that additional supporting data would be required to address certain identified development gaps. The Company intends to present a work plan designed to address the Committee’s feedback and, following the generation of additional supporting data, to submit a revised application for funding. There can be no assurance as to when or whether a revised application will be submitted, whether any such application will be approved or whether any funding will be received. No amounts have been recognized in the accompanying financial statements in connection with the application.

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

Key Financial Terms

Our operations have focused on research and development activities, GMP manufacturing preparation for the clinical trials and, regulatory activities. We do not expect to generate revenues unless and until we successfully complete clinical development, obtain regulatory approval of one or more product candidates, or enter into strategic collaborations or licensing arrangements with strategic partners.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, and equity-based compensation for executive, administrative, and support staff and rent. These expenses also include professional service fees for legal, accounting, auditing, consulting, insurance, investor relations, and other corporate services, as well as facilities and related overhead costs.

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

Liquidity and Capital Resources

We have funded our operations primarily through equity financing and stockholder loans. As of June 30, 2026, we had cash and cash equivalents and short-term bank deposits of approximately $1.5 million.

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

Results of Operations for the three and six months ended June 30, 2026, and June 30, 2025

The following tables present selected financial data for the Company for the three and six months periods ended June 30, 2026, and the comparable periods ended June 30, 2025 (U.S. dollars in thousands):

	For the three months period ended June 30, 2026	For the three months period ended June 30, 2025	For the six months period ended June 30, 2026	For the six months period ended June 30, 2025

Operating expenses
Research and development expenses	443	391	916	609
General and administrative expenses	289	547	555	1,066
Operating loss	732	938	1,471	1,675

Financial income, net	(16)	(101)	(2)	2

Net loss and comprehensive loss	748	1,039	1,473	1,673

Research and Development Expenses

The Company’s research and development expenses totaled $443 thousand for the three months period ended June 30, 2026, representing an increase of $52 thousand, or 13.3%, compared to the Company’s research and development expenses of $391 thousand for the same period in 2025. For the six months period ended June 30, 2026, research and development expenses totaled $916 thousand, compared to $609 thousand for the same period in 2025. The research and development expenses are comprised mainly of subcontractors and consultants, salaries and related expenses, share-based payment expenses and other expenses.

General and Administrative Expenses

The Company’s general and administrative expenses totaled $289 thousand for the three months period ended June 30, 2026, representing a decrease of $258 thousand, or 47.2%, compared to the Company’s general and administrative expenses of $547 thousand for the same period in 2025. For the six months period ended June 30, 2026, general and administrative expenses totaled $555 thousand, compared to $1,066 thousand for the same period in 2025.

Operating Loss

As a result of the foregoing, the Company’s operating loss totaled $732 thousand for the three months period ended June 30, 2026, representing a decrease of $206 thousand, or 22.0%, compared to the Company’s operating loss of $938 thousand for the same period in 2025. For the six months period ended June 30, 2026, the operating loss totaled $1,471 thousand, compared to $1,675 thousand for the same period in 2025.

Financing income, Net

We recognized financing expenses, net of $16 thousand for the three months period ended June 30, 2026, compared to financing expenses, net, of $101 thousand for the same period in 2025, and financing expenses, net of $2 thousand for the six months period ended June 30, 2026, compared to financing income, net, of $2 thousand for the same period in 2025. The change in both periods was driven primarily by exchange rate differences on balances denominated in currencies other than the U.S. dollar, which resulted in a loss of $23 thousand for the three months and $21 thousand for the six months ended June 30, 2026, partially offset by interest income on bank deposits of $7 thousand and $19 thousand, respectively.

Net Loss and Comprehensive Loss

As a result of the foregoing, the Company’s net loss totaled $748 thousand for the three months period ended June 30, 2026, representing a decrease of $291 thousand, or 28.0%, compared to $1,039 thousand for the same period in 2025. For the six months period ended June 30, 2026, the net loss totaled $1,473 thousand, compared to $1,673 thousand for the same period in 2025.

Liquidity

Since inception, we have financed our operations primarily through equity financing, and our continued operations and the advancement of our development programs depend on our ability to obtain additional financing.

To date, the Company has not generated any revenues from its current operations, incurred losses, and therefore is dependent upon external sources for financing its operations. As of June 30, 2026, the Company had an accumulated deficit of $26.4 million. To support its operations and advance its development programs, the Company intends to continue securing investments. Management anticipates that additional capital will be necessary to fund its ongoing R&D activities and to explore opportunities for acquiring healthcare or healthcare-related technologies. However, there are currently no binding commitments for further investment, and there can be no assurance that the Company will secure the required capital on commercially reasonable terms, or at all.

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

Going Concern

For the period ended June 30, 2026, and as of the date of this report, we assessed our financial condition and concluded that based on our current and projected cash resources and commitments, as well as other factors mentioned above, there is a substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have accumulated deficit of $26.4 million as well as negative operating cash flows. If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying value of assets or liabilities as a result of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, or the Evaluation Date. Based on such evaluation, those officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be included in periodic filings under the Exchange Act and that such information is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

REVIUM RX.

Date: August 13, 2026	By:	/s/ Amir Avraham
		Name:	Amir Avraham
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Igor Bluvstein
		Name:	Igor Bluvstein
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)